Form 10-Q
period 2000-03-31
TURNSTONE SYSTEMS INC
filed 2000-05-08
CIK 1054131

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


                        COMMISSION FILE NUMBER: 000-28843

                           --------------------------

                             TURNSTONE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    77-047640
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                               274 FERGUSON DRIVE
                         MOUNTAIN VIEW, CALIFORNIA 94043
          (Address of principal executive offices, including zip code)

                                 (650) 404-0200
              (Registrant's telephone number, including area code)

                       ----------------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]    NO   [ ]

        There were 30,155,210 shares of the Company's Common Stock, par value $.001, outstanding on March 31, 2000.


================================================================================

                             TURNSTONE SYSTEMS, INC.

                                TABLE OF CONTENTS



PART I.                               FINANCIAL INFORMATION                           PAGE NO.
-------                               ---------------------                           --------

Item 1.        Financial Statements (Unaudited)

               Condensed Balance Sheets as of March 31, 2000
                   and December 31, 1999............................................      3
               Condensed Statements of Operations for the Three Months Ended
                   March 31, 2000 and 1999..........................................      4
               Condensed Statements of Cash Flows for the Three
                   Months Ended March 31, 2000 and 1999.............................      5
               Notes to Financial Statements........................................      6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations............................................      9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........     21


PART II.                                OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.....................................     22

Signatures..........................................................................     23

                             TURNSTONE SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                        MARCH 31,      DECEMBER 31,
                                                                          2000             1999
                                                                        ---------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  91,714       $   8,063
  Short-term investments                                                   19,905              --
  Accounts receivable, net                                                  6,863           6,439
  Inventory                                                                 3,206           2,939
  Prepaid expenses and other current assets                                   709             599
                                                                        ---------       ---------
                                                                          122,397          18,040
                                                                        ---------       ---------
        Total current assets
  Property and equipment, net                                               1,302           1,085
  Other assets                                                                132             132
                                                                        ---------       ---------
        Total assets                                                    $ 123,831       $  19,257
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current obligations under capital leases                              $     218       $     229
  Accounts payable                                                          2,628             783
  Accrued compensation and benefits                                         1,081             920
  Income tax payable                                                        3,170              --
  Customer deposits                                                         2,340           1,328
  Other current liabilities and accrued expenses                              709           1,679
  Deferred revenue                                                          2,772           2,132
                                                                        ---------       ---------
        Total current liabilities                                          12,918           7,071
Long-term obligations under capital leases, net of current portion            190             260
Other long-term liabilities                                                    35              35
                                                                        ---------       ---------
        Total liabilities                                                  13,143           7,366
                                                                        ---------       ---------


Stockholders' equity:
  Convertible preferred stock                                                  --              15
  Common stock, $.001 stated value, 200,000 shares authorized;
     30,155 and 11,407 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively                        30              11
  Additional paid-in capital                                              123,563          26,547
  Deferred stock compensation                                             (12,473)         (9,701)
  Accumulated other comprehensive loss                                        (36)             --
  Accumulated deficit                                                        (396)         (4,981)
                                                                        ---------       ---------
        Total stockholders' equity                                        110,688          11,891
                                                                        ---------       ---------
        Total liabilities and stockholders' equity                      $ 123,831       $  19,257
                                                                        =========       =========


    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                                               THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------
Net revenues                                                               $ 23,107       $    952
Cost of revenues                                                              8,756            576
                                                                           --------       --------
          Gross profit                                                       14,351            376
Operating expenses:
  Research and development (Exclusive of non-cash compensation of
        $1,058 and $29 in 2000 and 1999, respectively)                        2,728            830
  Sales and marketing (Exclusive of non-cash compensation of $501
        and $62 in 2000 and 1999, respectively)                               2,078            508
  General and administrative (Exclusive of non-cash compensation of
        $259 and $6 in 2000 and 1999, respectively)                             783            191
  Amortization of deferred stock compensation                                 1,818             97
                                                                           --------       --------
          Total operating expenses                                            7,407          1,626
                                                                           --------       --------
          Operating income (loss)                                             6,944         (1,250)
Interest income (expense) and other, net                                        918             42
                                                                           --------       --------
Income (loss) before income tax                                               7,862         (1,208)
Income tax expense                                                           (3,277)            --
                                                                           --------       --------
          Net income (loss)                                                   4,585         (1,208)
                                                                           ========       ========
          Basic net earnings/(loss) per share of common stock              $    .25       $   (.40)
                                                                           ========       ========
          Diluted net earnings/(loss) per share of common stock            $    .14       $   (.40)
                                                                           ========       ========
          Weighted-average shares of common stock outstanding used in
               computing basic net earnings/(loss) per share                 18,436          3,010
                                                                           ========       ========
          Weighted-average shares of common stock outstanding used in
               computing diluted net earnings/(loss) per share               31,806          3,010
                                                                           ========       ========


    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     THE THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------
OPERATING ACTIVITIES
Net income/(loss)                                                                $  4,585       $ (1,208)
  Adjustments to reconcile net income/(loss) to net cash provided/(used) in operating activities:
      Depreciation                                                                    130             53
      Amortization of deferred stock compensation                                   1,818             97
      Common stock issued for services                                                 --              1
      Provision for doubtful accounts and sales returns                                30             15
      Gain on disposal of property and equipment                                      (19)            --
      Changes in assets and liabilities:
          Accounts receivable                                                        (454)        (1,095)
          Inventory                                                                  (267)          (355)
          Prepaid expenses and other current assets                                  (110)           (11)
          Accounts payable                                                          1,845            644
          Accrued compensation and benefits                                           161             92
          Income tax payable                                                        3,170             --
          Accrued expenses and other current and long-term liabilities               (970)            91
          Deferred revenue                                                            640             70
          Customer deposits                                                         1,012             --
                                                                                 --------       --------
            Net cash provided/(used) in operating activities                       11,571         (1,606)

INVESTING ACTIVITIES
Acquisition of property and equipment                                                (366)           (82)
Proceeds from disposal of property and equipment                                        9             --
Purchases of available-for-sale investments                                       (19,941)            --
                                                                                 --------       --------
            Net cash used in investing activities                                 (20,298)           (82)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                         92,431             18
Net proceeds from issuance of convertible preferred stock                              --          5,976
Principal payments of capital lease obligations                                       (53)           (32)
                                                                                 --------       --------
            Net cash provided by financing activities                              92,378          5,966
Net increase in cash and cash equivalents                                          83,651          4,278
Cash and cash equivalents at beginning of period                                    8,063          1,338
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 91,714       $  5,616
                                                                                 ========       ========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                9              7
  Cash paid for income tax                                                            176             --
  Noncash investing and financing activities:
         Equipment purchases under capital leases                                      --             60
         Deferred stock compensation                                                4,590          1,031


    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000



1.      Basis of Presentation

        The condensed financial statements have been prepared by Turnstone Systems, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2000 and the operating results and cash flows for the three months ended March 31, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

        The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

2.      Completion of Initial Public Offering

        In February, the Company completed its initial public offering. The Company issued 3.45 million shares of common stock in exchange for net proceeds of approximately $92.1 million. Upon the completion of the initial public offering, all outstanding convertible preferred stock converted into an aggregate of 14.9 million shares of common stock. Upon the completion of the initial public offering, the company was authorized to issue 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value.

3.      Summary of Significant Accounting Policies

        Revenue Recognition

        The Company recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received. Revenue from services and support provided under the Company's comprehensive maintenance programs is deferred and recognized on a straight line basis over the period of the contract. Deferred revenue represents amounts received from customers in respect of the comprehensive maintenance program in advance of services and support to be provided. Revenue from transactions involving the Company's software application products is accounted for in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Accordingly, the Company recognizes revenue from licenses of software application products provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable. To date, revenue from such transactions has not been significant.

        Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments with a maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2000 and December 31, 1999 consist primarily of highly liquid investments and money market funds.

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. The Company has classified its investment securities as available-for-sale. Available-for-sale securities are carried at fair value, which approximates amortized cost for debt securities.

4.      Net Earnings (Loss) per Share

        Basic and diluted net earnings (loss) per share have been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding weighted-average number of shares of restricted stock subject to repurchase. Diluted net earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury stock method and from convertible securities using the "as-if converted basis". The following table presents the calculation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2000          1999
                                                      --------      --------
        Numerator:

          Net earnings (loss)                         $  4,585      $ (1,208)
                                                      ========      ========

        Denominator:

          Weighted average shares -- basic              18,436         3,010

        Effect of dilutive securities:

          Shares issuable under stock options            2,789            --

          Restricted stock subject to repurchase         5,445            --

          Shares issuable pursuant to warrants              75            --

          Shares of convertible preferred stock          5,061            --
                                                      --------      --------

          Weighted average shares -- diluted            31,806         3,010
                                                      ========      ========

        Net earnings (loss) per share -- basic        $    .25      $   (.40)
                                                      ========      ========

        Net earnings (loss) per share - diluted       $    .14      $   (.40)
                                                      ========      ========

        Options to purchase 1,852,505 shares of common stock at a weighted-average exercise price of $.20, warrants to purchase 135,000 shares of convertible preferred stock at an average per share exercise price of $.50, and 14,856,930 shares of convertible preferred stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 1999, as their effect would have been antidilutive.

5.      Comprehensive Income

        The following table presents the calculation of comprehensive income as required by SFAS No. 130. The components of comprehensive income, net of tax, are as follows (in thousands):


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                    2000           1999
                                                  --------       --------
        Net income (loss)                         $  4,585       $ (1,208)

          Change in net unrealized loss
           on available-for-sale investments           (36)            --
                                                  --------       --------
        Total comprehensive income                $  4,549       $ (1,208)
                                                  ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements. When used in this report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." The following discussion should be read in conjunction with the Condensed Financial Statements and notes thereto included elsewhere in this report.

Overview

   We are a leading provider of products that enable local exchange carriers to rapidly deploy and efficiently maintain DSL service. To date, we have derived substantially all of our revenues from sales of our Copper CrossConnect CX100. Revenues from our CrossWorks software have not been material. Our success will depend on our ability to sell our CX100 to additional customers as well as our ability to develop and sell additional products.

   We recognize product revenues at the time of shipment unless we have future obligations or customer acceptance is required, in which case revenue is recognized when these obligations have been met or the customer accepts the product. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contracts. Currently, all of our product sales and service arrangements provide for pricing and payment in U.S. dollars.

   We sell our products to local exchange carriers through our direct sales force and through an indirect original equipment manufacturer channel. A customer's network planning and purchase decisions normally involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Since the decision to purchase the CX100 is made as part of this network planning process, our sales cycle is lengthy, often as long as one year or more. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we commit resources to the development and production of products without having received advance purchase commitments from customers.

   To date, a significant portion of our revenues has resulted from a small number of relatively large orders from a limited number of customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers. If we fail to receive a significant purchase order that we expect for a given quarter, our revenues for that quarter, and possibly following quarters, will be adversely affected. Furthermore, if any of our customers experience financial difficulties or are unable to continue securing capital to build their network, our sales to that customer may be reduced and we may have difficulty in collecting accounts receivable from that customer.

   We currently use A-Plus Manufacturing, a contract manufacturer, to manufacture our products. This subcontracting arrangement includes material procurement, board level assembly, final assembly, test and shipment to our customers. If our contract with A-Plus Manufacturing is terminated, we would be required to purchase any excess inventory held by them. In addition, the development of new or enhanced products could cause inventory held by A-Plus Manufacturing to become obsolete. In that event, we would also be obligated to purchase that inventory from them. We use a combination of standard parts and components, that are generally available from more than one vendor, and certain key components that are purchased from sole or limited source vendors for which alternative sources are not currently available. In addition, lead times for some of the materials and components we use are very long. These long lead times have in the past, and may in the future, cause us to attempt to mitigate these lead times by purchasing inventories of some parts ourselves. Any subsequent write-off of inventory could harm our results of operations and financial condition. We may also pay premiums to more rapidly secure additional quantities of such components. These premiums could have an adverse affect on our gross margins and operating results.

   We continue to develop additional products and product features based on our assessment of the needs of our customers. This has resulted in increased research and development expenses and may result in reduced operating margins on our products and a longer sales cycle.

   Currently, competition in our market is intense. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs, our gross margins will decline rapidly.

RESULTS OF OPERATIONS

NET REVENUES

        Net revenues increased to $23.1 million for the three months ended March 31, 2000 from $1.0 million in the comparable period of 1999, our first quarter of revenue. The growth was primarily the result of sales of our CX100.

COST OF REVENUES

        Cost of revenues includes amounts paid to A-Plus Manufacturing and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management and quality assurance. Cost of revenues increased to $8.8 million, or 37.9% of net revenues, for the three months ended March 31, 2000 from $0.6 million, or 60.5% of net revenues, in the comparable period of 1999. The increase in the quarter ended March 31, 2000 from the comparable period in 1999 reflected the increase in CX100 sales.

RESEARCH AND DEVELOPMENT

        Research and development expenses, net of non-cash compensation expense of $1.1 million and $29,000 for the three months ended March 31, 2000 and the comparable period in 1999, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. Research and development expenses for the three months ended March 31, 2000 were $2.7 million, an increase of $1.9 million over the comparable period of 1999. The increase was due primarily to a significant increase in personnel and related costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses. Development is essential to our future success and we expect that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

   Sales and marketing expenses, net of non-cash compensation expense of $501,000 and $62,000 for the three months ended March 31, 2000 and the comparable period in 1999, consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales and customer support functions. These expenses also include costs associated with trade shows, promotional activities and public relations.

   Sales and marketing expenses for the three months ended March 31, 2000 were $2.1 million, an increase of $1.6 million over the comparable period of 1999. This increase was primarily due to an increase in the number of sales and marketing personnel, increased marketing expenses and other customer-related costs.

     We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect that sales and marketing expenses will increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses, net of non-cash compensation expense of $259,000 and $6,000 for the three months ended March 31, 2000 and the comparable period in 1999, consist primarily of salaries and related expenses for executive, finance, accounting, professional fees, and costs associated with expanding our information systems.

     General and administrative expenses for the three months ended March 31, 2000 were $0.8 million, an increase of $0.6 million over the comparable period of 1999. This increase was primarily due to an increase in the number of general and administrative personnel, and increased legal and accounting expenses associated with our growing business activities.

     We expect these expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business, expanding our information infrastructure and our operations as a public company.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     During the three month periods ending March 31, 2000 and December 31, 1999, we recorded approximately $4.6 million and $2.0 million, respectively, in deferred stock compensation for stock options granted in the respective period at prices subsequently deemed to be below fair value on the date of grant.

     We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28. The result of this accounting treatment is that approximately 52% of the unearned deferred compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. We amortized a total of approximately $1.8 million and $97,000 of deferred stock compensation in the quarters ended March 31, 2000 and March 31, 1999, respectively.

INTEREST INCOME (EXPENSE) AND OTHER, NET

     Interest income (expense) and other, net includes income from our cash investments net of expenses related to our lease financing obligations. We had net interest and other income of $918,000 for the three months ended March 31, 2000 and net interest and other income of $42,000 for the comparable period in 1999. Interest income increased for the quarter ended March 31, 2000 from the quarter ended March 31, 1999, as a result of interest earned primarily from the net cash proceeds received in connection with the Company's completion of its initial public offering in February 2000. In future periods we expect interest income (expense) and other, net to vary depending upon changes in the amount and mix of interest-bearing investment and short and long-term debt outstanding during each period.

INCOME TAX EXPENSE

     The Company has recorded a tax provision of $3.3 million for the three month period ended March 31, 2000. The provision for income tax consists primarily of federal and state taxes at an effective income tax rate of 40.3%.

     Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. The issuance of preferred series A stock on January 13, 1998 resulted in such a change. As a result the annualized loss and credit carryforwards as of January 13, 1998 of approximately $100,000 and $5,600, respectively, are subject to an annual limitation approximating $300,000. The net operating losses incurred from January 14, 1998 to December 31, 1998 are not subject to an annual limitation.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal source of liquidity as of March 31, 2000 consisted of $91.7 million in cash and cash equivalents as well as $19.9 million in short-term investments. As of March 31, 2000, we had $408,000 in obligations under capital leases to be repaid over a period of three years from lease inception. Since our inception, we have financed our operations through private and public sales of securities and, to a lesser extent, equipment lease financing.

        During the three months ended March 31, 2000, we generated $11.6 million from operating activities compared to the same period in 1999 where we used $1.6 million in operating activities. This positive cash flow resulted primarily from our net income for the three months ended March 31, 2000 and from increases in accounts payable, income tax payable and deferred revenue, partially offset by increases in our inventory and accounts receivable balances, and a decrease in accrued expenses and other.

        Net cash used in investing activities for the three months ended March 31, 2000 was $20.3 million compared to net cash used in investing activities of $82,000 in the same period in 1999. Cash used in investing activities in the three months ended March 31, 2000 was due primarily to the purchases of available-for-sale investments and fixed assets. There were no maturities or sales of available-for-sale investments in the three months ended March 31, 2000 or December 31, 1999. Cash used in investing activities in the three months ended March 31, 1999 was due to purchases of fixed assets.

        Net cash provided by financing activities for the three months ended March 31, 2000 was $92.4 million compared to $6.0 million for the comparable period in 1999. Cash provided by financing activities in the three months ended March 31, 2000 was primarily due to net proceeds of $92.1 million from our initial public offering, partially offset by payments on lease obligations. Cash provided by financing activities in the three months ended March 31, 1999 was primarily due to net proceeds of $6.0 million from the issuance of convertible preferred stock, partially offset by principal payments on capital lease obligations.

        The Company expects to devote substantial capital resources to continue its research and development efforts, to hire and expand the sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

FACTORS AFFECTING FUTURE RESULTS

   WE HAVE LOST MONEY IN THE PAST AND MAY EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

   We may not succeed in generating revenue growth consistent with our recent experience, and our revenues may not be sufficient to sustain profitability. If we incur losses, the market price of our common stock may decline substantially. We only recently became profitable on a quarterly basis. We may not maintain or increase our profitability in the future. We expect to continue to incur significant product development, sales and marketing and administrative expenses. In particular, we anticipate that our expenses will increase substantially in the next 12 months as we:

   - increase our sales and marketing activities, particularly by expanding our direct sales force;

   - develop our technology, expand our existing product lines and add new features to penetrate new markets; and

   - develop additional infrastructure and hire additional management to keep pace with our growth.

   Our operating expenses are largely based on currently anticipated revenue trends, which may not be realized, and a high percentage of our expenses are and will continue to be fixed in the short term. We will need to generate significant revenues to maintain profitability.

IF DSL TECHNOLOGY FAILS TO GAIN WIDESPREAD MARKET ACCEPTANCE, THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

   If DSL technology fails to gain widespread acceptance, our revenues and results of operations will be harmed. Our products are primarily used by local exchange carriers who offer DSL-based services. Our future success is substantially dependent upon whether DSL technology gains widespread market acceptance by local exchange carriers, of which there are a limited number, and by end users of their services. Local exchange carriers are continuously evaluating alternative high-speed data access technologies and may at any time adopt technologies other than DSL. Numerous other high-speed access technologies, including cable modems, wireless technology and satellite technologies compete with DSL-based services. Cable modem service can theoretically provide faster download speeds than DSL. Both wireless and satellite technologies enable users to transmit and receive information using radio frequencies at speeds close or comparable to DSL transmission speeds. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products.

IF OUR CUSTOMERS ARE UNABLE TO ACQUIRE AND RETAIN DSL SUBSCRIBERS, THEY MAY CURTAIL THEIR DSL DEPLOYMENT PLANS AND REDUCE THEIR PURCHASES OF OUR PRODUCTS.

   To date, our customers have deployed DSL equipment, including our products, in substantially larger volumes than their current subscriber count. The inability of our current or future competitive local exchange carrier customers to acquire and retain subscribers as planned, or to respond to competition for their services or reduced demand for their services, could cause them to reduce or eliminate their DSL deployment plans. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in the local communications services market. If our customers are forced to reduce or eliminate their DSL deployment plans, our sales to them will decline.

THE CX100 IS CURRENTLY OUR ONLY VOLUME PRODUCT, AND IF IT FAILS TO GAIN MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GROW OUR REVENUES.

   Our future growth and a significant portion of our future revenue depend on the success of our CX100, which is the only volume product that we currently offer. Accordingly, failure of the CX100 or future products to maintain and achieve meaningful levels of market acceptance and customer satisfaction would limit our sales and our revenue growth. We only began shipping the CX100 in the first quarter of 1999, and the CX100 may not gain widespread market acceptance. Many potential customers who have evaluated the CX100 have not yet deployed the product in production network environments and may choose not to deploy our current product or any of our future products. Other potential customers may have already deployed another technology and may therefore be unwilling to deploy the CX100.

   Even when customers do purchase and deploy our product, due to the variety and complexity of environments in which the CX100 is installed, it may not operate as expected. Failure of the CX100 to operate as expected could delay or prevent its volume deployment, which could decrease our revenues and increase our expenses as we devote additional development resources to improving product performance. The success and deployment into our customers' networks of the CX100 will also depend on customer satisfaction with our products and numerous other factors, including:

   - the realization of operating cost efficiencies for our customers when CX100 products are deployed and our customers' ability to quantify these operational efficiencies;

   - our successful development of systems and software that address customer infrastructure requirements; and

   - our customers' successful integration of our CrossWorks software into their operational support systems.

WE DERIVE OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM A MAJOR CUSTOMER COULD PREVENT US FROM MEETING SECURITIES ANALYSTS' EXPECTATIONS AND CAUSE OUR STOCK PRICE TO FALL.

   We began recognizing revenues from the CX100 in the quarter ended March 31, 1999. Our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one of our major customers or a reduction or delay in purchases of our products from any one of these customers would cause our revenues to decline and could cause our stock price to decline if our revenues are below analysts' expectations. Revenues from significant customers as a percentage of our total revenues for the quarter ended March 31, 2000 and the year-ended December 31, 1999 were as follows:





                                                Quarter Ended       Year Ended
                                                  March 31,         December 31,
                                                    2000               1999
                                                -------------      ------------
        Rhythms NetConnections ...........      Less than 10%                41%

        Network Access Solutions .........      Less than 10%                19%

        Lucent Technologies ..............                20%                15%

        MGC Communications ...............                17%      Less than 10%

        DSL.Net Inc. .....................                12%      Less than 10%

        Covad Communications .............                16%                11%

   We expect that the majority of our revenues will continue to depend on sales of the CX100 to a small number of customers, specifically competitive local exchange carriers. To date, our customers have consisted principally of these carriers. In addition, a small number of customers may account for substantially all of our revenues in any particular quarter, and these customers may change from quarter to quarter. We have no long term contracts with any customers for the purchase of the CX100, and customers may reduce or discontinue purchases at any time. Customers may also delay or cancel purchase orders without penalty.

   There are a limited number of local exchange carriers that are potential customers, and this number may not increase in the future. Accordingly, our future revenues will depend significantly upon the timing and size of future purchase orders from our largest customers.

   In addition, because we are dependent on a limited number of customers, we expect to experience volatility relating to the budgeting cycles of our customers and the telecommunications industry in general. Adverse changes in our revenues or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

   Our customers tend to be significantly larger than us and are able to exert a high degree of influence over us. They have sufficient bargaining power to demand low prices and other terms and conditions that may negatively affect our business and results of operations.

SUBSTANTIALLY ALL OF OUR REVENUES COME FROM NEW AND EMERGING COMPETITIVE LOCAL EXCHANGE CARRIERS, WHOSE INABILITY TO OBTAIN CAPITAL COULD CAUSE THEM TO REDUCE OR DISCONTINUE THE PURCHASE OF OUR PRODUCTS AT ANY TIME.

   Because our customer base consists principally of new and emerging businesses, we will not be able to increase our revenues if our customers' business models, which are largely unproven, are not successful or if the financial condition of our customers deteriorates. To date, our customers have consisted principally of competitive local exchange carriers. These carriers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Financing may not be available to emerging competitive local exchange carriers on favorable terms, if at all. A reduction in the financing available to our customers, or the inability of our customers to obtain financing, could impair our ability to make future sales as well as to collect for sales we have already made. In addition, we may choose to provide financing to our customers, which will subject us to additional financial risk and may reduce our profitability. The telecommunications service provider industry has recently experienced consolidation. The loss of a customer, through industry consolidation or otherwise, could reduce or eliminate our sales to that customer.

THE LONG SALES CYCLE FOR THE CX100 MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

   Because the sales cycle for our CX100 is long, our revenues in a given quarter may not meet market expectations if we experience delays in customer orders. In addition, we may have incurred substantial sales and marketing expenses during that quarter, without offsetting revenues. As a result, delays resulting from our lengthy sales cycle could reduce our revenues and decrease our profits, or result in a loss. Specifically, our customers' network planning and purchase decisions normally involve a significant commitment of resources and a lengthy evaluation and product qualification process. The decision to purchase the CX100 is made as part of this network planning process, and our sales cycle can be as long as one year or more. Throughout the sales cycle, we often spend considerable time and resources educating and providing information to prospective customers regarding the use and benefits of the CX100. Even after making the decision to purchase the CX100, our customers may delay or cancel the deployment of the CX100. Timing of deployment is unpredictable, can vary widely and depends on a number of factors, many of which are beyond our control, including:

   -  customers' current network deployment procedures;

   -  customers' level of expertise;

   -  status and performance of customers' other network equipment;

   - degree of software development and integration necessary for the customer to deploy the CX100; and

   -  financial and administrative resources of the customer.

INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN OUR LOSING CUSTOMERS OR BEING UNABLE TO ATTRACT NEW CUSTOMERS. AS A RESULT, OUR REVENUE COULD DECLINE OR WE COULD EXPERIENCE LOSSES.

   The market for telecommunications equipment is highly competitive. If we are unable to compete effectively, our revenues could decline, our expenses could increase, and our earnings could decrease or we could experience losses. A number of companies produce products that compete with ours, including Harris Corporation, Hekimian Laboratories, Hewlett-Packard Company, Lucent Technologies, Nortel Networks, Teradyne Corporation and Tollgrade Communications. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources. In addition, a number of smaller companies are expected to produce products that compete with ours. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter that market, thereby further intensifying competition.

   We also compete with DSL equipment providers, including Alcatel, Lucent, Nokia and Nortel, who have each announced plans to incorporate competitive features and functionality into their DSL access multiplexers. A DSL access multiplexer is a network device, usually located at a telephone company's central office, that receives signals from multiple DSL connections and puts the signal on a larger, high-speed transmission line. Lucent has announced plans to produce DSL access multiplexer products that will include some of the same features and functions as our CX100 product. If our current and potential customers choose to deploy DSL access multiplexers that include features and functions that are competitive with our products, or delay purchases of our products to evaluate these DSL access multiplexers, our business could be seriously harmed. To the extent we expand the capabilities of our products to incorporate functionality traditionally contained in other equipment, we may also face increased competition from other vendors.

WE EXPECT AVERAGE SELLING PRICES AND GROSS MARGINS OF OUR PRODUCTS TO DECREASE, AND WE MAY NOT BE SUCCESSFUL IN REDUCING OUR COSTS OR REDESIGNING OUR PRODUCTS TO REMAIN COMPETITIVE.

   The market for telecommunications equipment is characterized by declining prices due to increased competition, new products and increasing unit volumes. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs, our gross margins will decline rapidly. We may not be successful in redesigning our products or achieving cost reductions in a timely manner, particularly as we introduce new products. In addition, redesign may not provide sufficient cost reductions to allow us to remain competitive.

IF WE FAIL TO ENHANCE EXISTING PRODUCTS OR DEVELOP AND SELL NEW PRODUCTS THAT MEET CUSTOMER REQUIREMENTS, OUR SALES WILL SUFFER.

   Our failure to develop products or offer services that satisfy customer requirements would reduce our sales and harm our operating results. Many of our current and potential customers may require product features that our CX100 product does not have. For instance, some of our potential customers, particularly incumbent local exchange carriers, require management and testing capabilities for traditional analog telephone services, and our products do not currently offer this functionality. An incumbent local exchange carrier is a communications company that held an exclusive license to offer local telephone services prior to the Telecommunications Act of 1996. In addition, some potential customers have sought to use our products for uses we have not anticipated, and we have been required to determine whether the requested functionality could be integrated into our product. To the extent we are required to add features to our products in order to achieve a sale, our sales cycle will lengthen, and we will incur increased development costs for our products. To increase our sales, we must effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands.

IF WE DO NOT MANAGE NEW PRODUCT INTRODUCTIONS EFFECTIVELY, WE COULD EXPERIENCE CANCELLED ORDERS OR PRODUCT RETURNS OR BE REQUIRED TO PURCHASE OBSOLETE INVENTORY FROM OUR CONTRACT MANUFACTURER.

   The introduction of new or enhanced products requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage a product transition may cause material delays in the deployment of DSL services by our customers, which could cause our customers to cancel orders or return our products. The introduction of new and enhanced products may cause certain customers to defer or cancel orders for, or to return, existing products. Although we maintain reserves for product returns, these reserves may not be adequate. In addition, the development of new or enhanced products could cause inventory held by our contract manufacturer, A-Plus Manufacturing, to become obsolete. In that event, we could be obligated to purchase that inventory from A-Plus Manufacturing.

OUR PRODUCTS MAY NOT FUNCTION AS EFFECTIVELY OR AT ALL IN A LINE SHARING NETWORK ARRANGEMENT.

   On November 18, 1999, the Federal Communications Commission, or FCC, ordered line sharing, a network arrangement in which incumbent local exchange carriers must share the existing subscriber line with competitive local exchange carriers. Some of the functions of our CX100 product line may not function as effectively or at all in a shared line configuration. To the extent that competitive local exchange carriers elect to provide DSL services on shared lines that they would have otherwise deployed on separate lines, the demand for our products could be significantly reduced or eliminated. In addition, we may need to redesign or modify our products for shared line configurations.

   Adjustments to the FCC's regulations regarding line sharing, new FCC regulations or regulations set forth by other regulatory bodies may also reduce demand for our products. Because the competitive local exchange carriers do not have access to the incumbent local exchange carriers' line maintenance systems, the competitive local exchange carriers have typically implemented an independent line maintenance system and several have deployed the CX100 as a key component of this system. In the future, the FCC may expand line sharing to give competitive local exchange carriers access to incumbent local exchange carriers' line maintenance infrastructure, which would eliminate or reduce the need for our products.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

   We have a supply contract with A-Plus Manufacturing to build our products. We provide product demand forecasts to A-Plus Manufacturing no less than six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, A-Plus Manufacturing may have excess inventory, which we could be obligated to purchase. If we underestimate our requirements, A-Plus Manufacturing may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues, or add additional costs to our products to expedite delivery of certain long lead time components.

   In addition, lead times for some of the materials and components used in our products are very long and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Long lead times for some materials and components have in the past, and may in the future, cause us to purchase inventories of some parts ourselves, increasing our costs and risk of the parts' obsolescence. If we or A-Plus Manufacturing fail to carry a sufficient inventory of long lead time items, if lead times increase or if demand for our products increases unexpectedly, we may have insufficient access to components necessary to meet demand for our products on a timely basis.

WE DEPEND ON A SINGLE CONTRACT MANUFACTURER THAT HAS NO OBLIGATION TO PROVIDE US WITH FIXED PRICING OR QUANTITIES. IF WE ARE UNABLE TO OBTAIN SUFFICIENT PRODUCTS FROM OUR CONTRACT MANUFACTURER ON ECONOMICAL TERMS, WE MAY NOT BE ABLE TO TIMELY FILL CUSTOMER ORDERS.

We rely on a single contract manufacturer, A-Plus Manufacturing, to build our products. If A-Plus Manufacturing is unable to provide us with adequate supplies of high-quality products, or terminates its relationship with us, we may be unable to fulfill customer orders on a timely basis, which may delay the DSL deployment schedule of our customers and strain our relationships with them. Because we currently do not have a long-term supply contract with A-Plus Manufacturing, they are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. Our current supply contract with A-Plus Manufacturing can be terminated by either party with 120 days notice for any reason. If the contract is terminated, we would be required to purchase any excess inventory held by A-Plus Manufacturing, they would no longer be obligated to manufacture products for us and our ability to supply products to our customers could be seriously harmed. We may be unable to develop alternative manufacturing arrangements on a timely basis, or at all. In addition, A-Plus Manufacturing may not meet our future requirements for product quality or timely delivery.

SOME KEY COMPONENTS IN OUR PRODUCTS COME FROM SOLE OR LIMITED SOURCES OF SUPPLY, WHICH EXPOSES US TO POTENTIAL SUPPLY INTERRUPTIONS THAT COULD PREVENT THE MANUFACTURE AND SALE OF OUR PRODUCTS.

   Our contract manufacturer currently purchases a number of key components used in the manufacture of our CX100 product from sole or limited sources of supply for which alternative sources are not currently qualified and may not be available. We and our contract manufacturer have no guaranteed supply arrangement with these suppliers, and we or our contract manufacturer may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in market demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components could:

   - adversely affect our ability to meet scheduled product deliveries to our customers and

   -  cause us to lose sales to existing and future customers.

   In addition, the purchase of these components on a sole source basis subjects us to risks of price increases and potential quality assurance problems.

   Our contract manufacturer currently purchases key components for which there are currently no substitutes available from approximately 11 suppliers. All of these components are critical to the production of our products, and competition exists with other manufacturers for these key components. We might not be able to qualify or identify alternative suppliers in a timely fashion, or at all. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of components. An increase in the cost of components could make our products less competitive and result in lower margins.

BECAUSE OUR PRODUCTS ARE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT ARE FOUND ONLY AFTER FULL DEPLOYMENT, WHICH COULD RESULT IN LIABILITY CLAIMS AGAINST US.

   Errors or other problems in our CX100 or other products could result in:

   -  loss of or delay in revenues and loss of customers or market share;

   -  failure to achieve market acceptance;

   -  diversion of development resources;

   -  increased service and warranty costs;

   -  legal actions by our customers; and

   -  increased insurance costs.

   Because our products are designed to provide critical services, if errors, defects or failures are discovered in our current or future products, or as new versions are released, we may be exposed to significant legal claims. Any claims, whether or not successful, could damage our reputation and our business, increase our expenses and impair our operating results. Although we maintain product liability insurance covering some damages arising from implementation and use of our products, our insurance may not fully cover claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

   The CX100 is designed for large and complex networks. The CX100 was only recently introduced and, to date, has been deployed on a limited basis. Consequently, our customers may discover errors or defects in our hardware or software only after it has been fully deployed and operated as part of their infrastructure in connection with products from other vendors, especially DSL access multiplexers and DSL modems.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS IF WE FAIL TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES TO MARKET AND SELL OUR PRODUCTS.

   Our growth will largely be dependent upon relationships with third parties who market and sell our products. In particular, we have entered an original equipment manufacturer agreement with Lucent Technologies under which we have agreed to co-brand and sell our products to Lucent. If Lucent reduces its purchases of our products or breaches or terminates the agreement, our business will be harmed. Our agreement does not require Lucent to sell specified volumes of our products. In addition to our CX100 products, Lucent resells products manufactured by Tollgrade, a competitor. Lucent has also announced plans to produce DSL access multiplexer products that will include some of the same features and functions as our CX100 product. Lucent may choose to sell Tollgrade or other competing products instead of our products.

IF WE CANNOT ATTRACT EXPERIENCED SALES PERSONNEL, SPECIALIZED ENGINEERS AND HIGHLY-TRAINED CUSTOMER SERVICE PERSONNEL, WE WILL NOT BE ABLE TO SELL AND SUPPORT OUR PRODUCTS.

   Our products and services require a sophisticated selling effort targeted at several key people within our prospective customers' organizations. This process requires the efforts of experienced sales personnel as well as specialized systems and consulting engineers. In addition, the complexity of our products and the difficulty of configuring and maintaining them require highly trained customer service and support personnel. We intend to hire a significant number of engineering, sales, marketing and customer service and support personnel in the future. We believe our success depends, in large part, upon our ability to attract and retain these key employees. Competition for such persons is intense, especially in the San Francisco Bay area. We may not be successful in attracting and retaining these individuals.

WE DEPEND ON A SINGLE APPLICATION SERVICE PROVIDER FOR INFORMATION SYSTEMS AND SERVICES. IF THOSE SERVICES ARE INTERRUPTED, OUR ABILITY TO PROCESS TRANSACTIONS WILL BE IMPAIRED.

   We rely on a single application service provider, AristaSoft Corporation, to provide accounting and operations software and support. If AristaSoft is unable to provide the level and quality of service we currently anticipate, our ability to process orders, ship products, prepare invoices and manage our day-to-day financial transactions will be impaired. Locating and educating a new application service provider would be time consuming and would put further strain on our management personnel. In addition, the terms of our arrangement with an alternative provider could be less advantageous, which could increase our expenses. AristaSoft began providing information systems and services to us on a regular basis in August 1999, at which time we were their only customer. In December 1999, we entered into a three year agreement with AristaSoft for access to financial, logistics and manufacturing software. In order for us to realize our business goals, AristaSoft must be able to provide and manage a scalable and reliable information technology infrastructure to support the growth of our business. If AristaSoft is unable to meet our expectations, we may be unable to obtain alternative services on a timely or economical basis.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, THIS WILL PLACE SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONAL RESOURCES.

   We have expanded our operations rapidly since our inception and intend to continue to expand in order to pursue existing and potential market opportunities. Our planned rapid growth places a significant strain on management and operational resources. Our customer relationships could be strained if we are unable to devote sufficient resources to them as a result of our growth.

RAPID TECHNOLOGICAL CHANGE IN THE TELECOMMUNICATIONS INDUSTRY COULD RENDER OUR PRODUCTS OBSOLETE.

   The markets for high-speed telecommunications products are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in customer requirements and evolving industry standards. Intense competition among numerous high-speed access technologies has further driven innovation and increasingly complex product requirements. We may be unable to improve the performance and features of our products as needed to respond to these developments. The introduction or market acceptance of products incorporating superior technologies or the emergence of alternative technologies or new industry standards could render our existing or potential future products less economical, obsolete and unmarketable. For example, if semiconductor, robotic or other technologies become effective alternatives for our product architecture, our products may become obsolete.

WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL property.

   If we fail to adequately protect our proprietary rights, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed three patent applications to date. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information and by relying on a combination of copyright, trademark and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

IF WE BECOME INVOLVED IN A PROTRACTED INTELLECTUAL PROPERTY DISPUTE, OR ONE WITH A SIGNIFICANT DAMAGES AWARD, OR WHICH REQUIRES US TO CEASE SELLING OUR PRODUCTS, WE COULD BE SUBJECT TO SIGNIFICANT LIABILITY AND THE TIME AND ATTENTION OF OUR MANAGEMENT COULD BE DIVERTED.

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, including among companies in telecommunications and Internet industries. Intellectual property claims against us and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

   - cease selling, incorporating or using products or services that incorporate the infringed intellectual property;

   - obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

   - redesign those products or services that incorporate the disputed technology.

   If we are subject to a successful claim of infringement against us and fail to develop non-infringing technology or license the infringed technology on acceptable terms and on a timely basis, our revenues may decline or our expenses may increase.

   We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

CONTROL BY OUR EXISTING STOCKHOLDERS MAY LIMIT YOUR ABILITY TO INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DELAY OR PREVENT A CHANGE IN CONTROL, WHICH COULD PREVENT YOU FROM REALIZING A PREMIUM IN THE MARKET PRICE OF OUR COMMON STOCK.

   The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of March 31, 2000, our executive officers, directors and principal stockholders and their affiliates beneficially owned 21,708,714 shares or approximately 73.0% of the outstanding shares of common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

   Prior to February 2000, you could not buy or sell our common stock publicly. An active public market for our common stock may not be sustained in the future. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

   - announcements by us or our competitors of significant contracts, new products or technological innovations, acquisitions, strategic relationships, joint ventures or capital commitments;

   -  changes in financial estimates by securities analysts;

   - release of lock-up or the transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

   - changes in market valuations of networking and telecommunications companies; and

   -  fluctuations in stock market prices and volumes.

SHOULD OUR STOCKHOLDERS SELL A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET, THE PRICE OF OUR COMMON STOCK COULD FALL.

   Our executive officers, directors and principal stockholders and their affiliates hold a substantial number of shares, which they will be able to sell in the public market in the near future. Sales of a substantial number of shares of our common stock that have not previously been available for sale in the public market could reduce the trading price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income it receives from its investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the investment will probably decline. To minimize this risk, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, the Company invests in relatively short-term securities.

The following table (in thousands, except interest rates) presents the amounts of cash equivalents and short-term investment that are subject to market risk by range of expected maturity and weighted average interest rates as of March 31, 2000 and December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.

------------------------------------------------------------------------------------------------
                                                                   MATURING
                                              MATURING IN       BETWEEN THREE
                                             THREE MONTHS         MONTHS AND
AT MARCH 31, 2000                              OR LESS             ONE YEAR             TOTALS
------------------------------------------------------------------------------------------------
Included in cash and cash equivalents         $   71,589                              $   71,589

Weighted average interest rate                      4.65%                                   4.65%

Included in short-term investments            $    7,917          $   11,988          $   19,905

Weighted average interest rate                      6.15%               6.43%               6.32%

Total portfolio                                                                       $   91,494

Weighted average interest rate                                                              5.01%
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
                                                                   MATURING
                                              MATURING IN       BETWEEN THREE
                                             THREE MONTHS         MONTHS AND
AT DECEMBER 31, 1999                           OR LESS             ONE YEAR             TOTALS
------------------------------------------------------------------------------------------------
Included in cash and cash equivalents         $    2,750                              $    2,750

Weighted average interest rate                      6.76%                                   6.76%
------------------------------------------------------------------------------------------------


PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

                 27.1     Financial Data Schedule

        (b)    Reports on Form 8-K

                 There were no reports on Form 8-K filed during the three-month period ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TURNSTONE SYSTEMS, INC.


Date:  May 8, 2000              By: /s/ Richard N. Tinsley
                                    --------------------------------------------
                                    Richard N. Tinsley
                                    President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)


Date:  May 8, 2000              By: /s/ M. Denise Savoie
                                    --------------------------------------------
                                    M. Denise Savoie
                                    Chief Financial Officer and
                                    Vice President, Business Operations
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule