Form 10-Q
period 2000-06-30
TURNSTONE SYSTEMS INC
filed 2000-08-07
CIK 1054131

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


                        COMMISSION FILE NUMBER: 000-28843

                           --------------------------

                             TURNSTONE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  77-0473640
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                             2220 CENTRAL EXPRESSWAY
                          SANTA CLARA, CALIFORNIA 95050
          (Address of principal executive offices, including zip code)

                                 (408) 907-1400
              (Registrant's telephone number, including area code)

               274 FERGUSON DRIVE, MOUNTAIN VIEW, CALIFORNIA 94043
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

        There were 30,560,559 shares of the Company's Common Stock, par value $.001, outstanding on July 31, 2000.

================================================================================

                             TURNSTONE SYSTEMS, INC.

                                TABLE OF CONTENTS



PART I.                               FINANCIAL INFORMATION                           PAGE NO.
-------                               ---------------------                           --------
Item 1.        Financial Statements (Unaudited)

               Condensed Balance Sheets as of June 30, 2000
                   and December 31, 1999............................................      3
               Condensed Statements of Operations for the Three and Six Months
                   Ended June 30, 2000 and 1999.....................................      4
               Condensed Statements of Cash Flows for the Six
                   Months Ended June 30, 2000 and 1999..............................      5
               Notes to Condensed Financial Statements..............................      6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations............................................     10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........     23

PART II.                             OTHER INFORMATION

Item 1.        Legal Proceedings....................................................     24

Item 2.        Changes in Securities and Use of Proceeds............................     24

Item 3.        Default Upon Senior Securities.......................................     25

Item 4.        Submission of Matters to Vote for Securities Holders.................     25

Item 5.        Other Information....................................................     26

Item 6.        Exhibits and Reports on Form 8-K.....................................     26

Signatures..........................................................................     27

                             TURNSTONE SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2000            1999
                                                                        ---------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  55,254       $   8,063
  Short-term investments                                                   49,509              --
  Accounts receivable, net                                                 20,186           6,439
  Inventory                                                                 9,665           2,939
  Prepaid expenses and other current assets                                 4,163             599
                                                                        ---------       ---------
        Total current assets                                              138,777          18,040

  Property and equipment, net                                               2,256           1,085
  Restricted cash                                                           3,639              --
  Other assets                                                                207             132
                                                                        ---------       ---------
        Total assets                                                    $ 144,879       $  19,257
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current obligations under capital leases                              $     221       $     229
  Accounts payable                                                         10,352             783
  Accrued compensation and benefits                                         2,637             920
  Income tax payable                                                        2,610              --
  Customer deposits                                                           905           1,328
  Other current liabilities and accrued expenses                            2,422           1,679
  Deferred revenue                                                          3,770           2,132
                                                                        ---------       ---------
        Total current liabilities                                          22,917           7,071
Long-term obligations under capital leases, net of current portion            125             260
Other long-term liabilities                                                    35              35
                                                                        ---------       ---------
        Total liabilities                                                  23,077           7,366
                                                                        ---------       ---------


Stockholders' equity:
  Convertible preferred stock                                                  --              30
  Common stock, $.001 stated value, 200,000 shares authorized;
     60,752 and 22,814 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively                         60              23
  Additional paid-in capital                                              123,363          26,520
  Deferred stock compensation                                             (10,246)         (9,701)
  Accumulated other comprehensive loss                                        (31)             --
  Retained earnings (accumulated deficit)                                   8,656          (4,981)
                                                                        ---------       ---------
        Total stockholders' equity                                        121,802          11,891
                                                                        ---------       ---------
        Total liabilities and stockholders' equity                      $ 144,879       $  19,257
                                                                        =========       =========


    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                           THE THREE MONTHS ENDED          THE SIX MONTHS ENDED
                                                                                   JUNE 30,                      JUNE 30,
                                                                           -----------------------------------------------------
                                                                             2000           1999           2000           1999
                                                                           -----------------------------------------------------
Net revenues                                                               $ 41,053       $  4,719       $ 64,160       $  5,671
Cost of revenues                                                             17,076          2,510         25,832          3,086
                                                                           --------       --------       --------       --------
          Gross profit                                                       23,977          2,209         38,328          2,585
Operating expenses:
  Research and development (Exclusive of non-cash compensation of
    $1,073 and $200 for the three months ended June 30, 2000 and
    1999 and $2,131 and $229 for the six months ended June 30,
    2000 and 1999, respectively)                                              3,622          1,023          6,350          1,853
  Sales and marketing (Exclusive of non-cash compensation of
    $551 and $107 for the three months ended June 30, 2000 and
    1999 and $1,052 and $169 for the six months ended June 30,
    2000 and 1999, respectively)                                              3,635            821          5,713          1,329
  General and administrative (Exclusive of non-cash compensation of
    $372 and $879 for the three months ended June 30, 2000 and
    1999 and $631 and $885 for the six months ended June 30, 2000
    and 1999, respectively)                                                   1,113            308          1,896            499
  Amortization of deferred stock compensation                                 1,996          1,186          3,814          1,283
                                                                           -----------------------------------------------------
          Total operating expenses                                           10,366          3,338         17,773          4,964
                                                                           -----------------------------------------------------
          Operating income (loss)                                            13,611         (1,129)        20,555         (2,379)
Interest income (expense) and other, net                                      1,475             41          2,393             83
                                                                           -----------------------------------------------------
Income (loss) before income tax                                              15,086         (1,088)        22,948         (2,296)
Income tax expense                                                           (6,034)            --         (9,311)            --
                                                                           -----------------------------------------------------
          Net income (loss)                                                   9,052         (1,088)        13,637         (2,296)
          Basic net earnings (loss) per share of common stock              $    .18       $   (.14)      $    .31       $   (.34)
          Diluted net earnings (loss) per share of common stock            $    .14       $   (.14)      $    .21       $   (.34)
          Weighted-average shares of common stock outstanding used in
               computing basic net earnings (loss) per share                 51,344          7,578         44,108          6,800
          Weighted-average shares of common stock outstanding used in
               computing diluted net earnings (loss) per share               65,632          7,578         64,234          6,800


    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------
OPERATING ACTIVITIES
Net income (loss)                                                                $ 13,637       $ (2,296)
  Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
      Depreciation                                                                    297            119
      Amortization of deferred stock compensation                                   3,814          1,283
      Common stock issued for services                                                 --             13
      Provision for doubtful accounts and sales returns                               139             97
      Gain on disposal of property and equipment                                      (19)            --
      Changes in assets and liabilities:
          Accounts receivable                                                     (13,886)        (3,051)
          Inventory                                                                (6,726)          (279)
          Prepaid expenses and other current assets                                (3,564)           (92)
          Accounts payable                                                          9,569          1,038
          Accrued compensation and benefits                                         1,717            468
          Income tax payable                                                        2,610             --
          Accrued expenses and other current and long-term liabilities                743            338
          Deferred revenue                                                          1,638            700
          Customer deposits                                                          (423)            --
                                                                                 --------       --------
            Net cash provided (used) in operating activities                        9,546         (1,662)
INVESTING ACTIVITIES
Acquisition of property and equipment                                              (1,487)          (100)
Proceeds from disposal of property and equipment                                        9             --
Purchases of available-for-sale investments                                       (57,540)            --
Proceeds from sales and maturities of available-for-sale investments                8,000             --
Increase in other assets                                                              (75)          (106)
Allocation to restricted cash                                                      (3,639)            --
                                                                                 --------       --------
            Net cash used in investing activities                                 (54,732)          (206)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                         92,491            472
Net proceeds from issuance of convertible preferred stock                              --          6,174
Principal payments of capital lease obligations                                      (114)           (71)
                                                                                 --------       --------
            Net cash provided by financing activities                              92,377          6,575
Net increase in cash and cash equivalents                                          47,191          4,707
Cash and cash equivalents at beginning of period                                    8,063          1,338
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 55,254       $  6,045
                                                                                 ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                               17             14
  Cash paid for income tax                                                          6,741             --
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment purchases under capital leases                                             --            170
  Deferred stock compensation                                                       4,359          4,210


    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000

1.  Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared by Turnstone Systems, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2000, the operating results for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

    The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

    During July 2000, the Board of Directors authorized a two-for-one stock split of the Company's common stock, to be effected in the form of a stock dividend to be paid on or about August 23, 2000 to holders of record as of the close of business on August 9, 2000. The financial information included in the accompanying financial statements and notes thereto have been retroactively adjusted to give effect to this stock split.

2.  Completion of Initial Public Offering

    In February 2000, the Company completed its initial public offering. The Company issued 6.9 million shares of common stock in exchange for net proceeds of approximately $92.1 million. Upon the completion of the initial public offering, all outstanding convertible preferred stock converted into an aggregate of 29.7 million shares of common stock. Upon the completion of the initial public offering, the company was authorized to issue 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value.

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

    Cash Equivalents and Short-Term Investments

    The Company considers all highly liquid investments with a maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2000 and December 31, 1999 consist primarily of cash on deposit with banks, money market funds, commercial paper and government debt securities.

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. The Company has classified its investment securities as available-for-sale. Available-for-sale securities are carried at fair value, which approximates amortized cost for debt securities. Realized gains and losses are computed using the specific identification method.

    Inventory

    At June 30, 2000 and December 31, 1999, inventory consisted of the following (in thousands):


                                 JUNE 30,    DECEMBER 31,
                                   2000          1999
                                 --------    ------------
    Raw materials                 $2,296        $   85
    Finished goods                 7,369         2,854
                                  --------------------
                                  $9,665        $2,939
                                  --------------------

4.  Net Earnings (Loss) per Share

    Basic and diluted net earnings (loss) per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic net earnings
    (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding weighted-average number of shares of restricted stock subject to repurchase. Diluted net earnings
    (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury stock method and from convertible securities using the "as-if converted basis". The following table presents the calculation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):



                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                      ---------------------------------------------------
                                                        2000          1999           2000          1999
                                                      ---------------------------------------------------
Numerator:
          Net earnings (loss)                         $  9,052      $ (1,088)      $ 13,637      $ (2,296)
Denominator:
          Weighted average shares - basic               51,344         7,578         44,108         6,800
Effect of dilutive securities

          Shares issuable under stock options            5,014            --          4,906            --
          Restricted stock subject to repurchase         9,250            --         10,070            --
          Shares issuable pursuant to warrants              24            --             88            --
          Shares of convertible preferred stock             --            --          5,062            --
                                                      ---------------------------------------------------
          Weighted average shares - diluted             65,632         7,578         64,234         6,800
                                                      ---------------------------------------------------
Net earnings (loss) per share - basic                 $    .18      $   (.14)      $    .31      $   (.34)
                                                      ---------------------------------------------------
Net earnings (loss) per share - diluted               $    .14      $   (.14)      $    .21      $   (.34)
                                                      ---------------------------------------------------

    Options to purchase 4,070,500 shares of common stock at a weighted-average exercise price of $.23 at June 30, 1999, warrants to purchase 270,000 shares of convertible preferred stock at an average per share exercise price of $.25, and 29,713,860 shares of convertible preferred stock have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 1999, as their effect would have been antidilutive.

5.  Comprehensive Income

    The following table presents the calculation of comprehensive income as required by SFAS No. 130. The components of comprehensive income, net of tax, are as follows (in thousands):



                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                            ----------------------------------------------------
                                              2000          1999           2000           1999
                                            ----------------------------------------------------
Net income (loss)                           $  9,052      $ (1,088)      $ 13,637       $ (2,296)
  Change in net unrealized gain (loss)
  on available-for-sale investments                5            --            (31)            --
                                            ----------------------------------------------------
Total comprehensive income                  $  9,057      $ (1,088)      $ 13,606       $ (2,296)
                                            ----------------------------------------------------

6.  Commitments

    In May 2000, the Company entered into an operating lease agreement for new corporate facilities. The lease term commences July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. In May 2000, the Company was required to make an advance lease payment for the first twelve months of the lease. This payment, totaling $3.6 million, has been classified as prepaid expenses and other current assets on our balance sheet at June 30, 2000.

    Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, the Company is required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit is held as a certificate of deposit with a financial institution. The Company has classified this letter of credit as restricted cash on the balance sheet at June 30, 2000.

7.  Subsequent Event

    In July 2000, the Company announced a definitive agreement to acquire Paragon Solutions Limited, an engineering company that specializes in designing telecommunications products, for up to a maximum of $10 million in cash. The acquisition, which has been approved by both companies' Board of Directors, is expected to be completed during the Company's quarter ending September 30, 2000 and will be accounted for under the purchase method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are forward looking statements. When used in this report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." The following discussion should be read in conjunction with the Condensed Financial Statements and notes thereto included elsewhere in this report.

Overview

   From inception on January 2, 1998 through December 1998, our operating activities consisted primarily of research and development and building our management team. We introduced our first products in October 1998, and entered live service trials in November 1998. In January 1999, our CX100 successfully completed Network Equipment Building Standards (NEBS) testing, a telecommunications industry standard. We began shipping our products in the first quarter of 1999.

   To date, we have derived substantially all of our revenues from sales of our CX100. Revenues from our CrossWorks software have not been material. Our success will depend on our ability to sell our CX100 to additional customers as well as our ability to develop and sell additional products.

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

   We sell our products to domestic and international local exchange carriers through our direct sales force and through an indirect original equipment manufacturer channel. A customer's network planning and purchase decisions normally involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Since the decision to purchase the CX100 is made as part of this network planning process, our sales cycle is lengthy, often as long as one year or more. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we commit resources to the development and production of products without having received advance purchase commitments from customers.

   To date, a significant portion of our revenues has resulted from a small number of relatively large orders from a limited number of customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers. If we fail to receive a significant purchase order that we expect for a given quarter, our revenues for that quarter, and possibly following quarters, will be adversely affected. Furthermore, if any of our customers experience financial difficulties, our sales to that customer may be reduced and we may have difficulty in collecting accounts receivable from that customer.

   We currently use A-Plus Manufacturing, a contract manufacturer, to manufacture our products. This subcontracting arrangement includes material procurement, board level assembly, final assembly, test and shipment to our customers. If our contract with A-Plus Manufacturing is terminated, we would be required to purchase any excess inventory held by them. In addition, the development of new or enhanced products could cause inventory held by A-Plus Manufacturing to become obsolete. In that event, we would also be obligated to purchase that inventory from them. We use a combination of standard parts and components, that are generally available from more than one vendor, and certain key components that are purchased from sole or limited source vendors for which alternative sources are not currently available. In addition, lead times for some of the materials and components we use are very long. These long lead times have in the past, and may in the future, cause us to attempt to mitigate these lead times by purchasing inventories of some parts ourselves. Further, the market for components used in telecommunications equipment has been characterized by frequent shortages of many components. We will purchase components ahead of demand to limit our exposure to a shortage in any given components. If we purchase components in excess of actual demand we may have to write-off the unused inventory. Any subsequent write-off of inventory could harm our results of operations and financial condition.

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

   In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $17.6 million from inception through June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. During 1999 and 1998, we recorded related stock-based compensation amortization expense of $3.5 million and $29,000, respectively, and during the three and six months ended June 30, 2000, we recorded $2.0 million and $3.8 million, respectively, of related stock-based compensation amortization expense. As of June 30, 2000, we had an aggregate of $10.2 million of related deferred compensation to be amortized. The amortization of the remaining deferred stock-based compensation will result in additional charges to operations through 2004. The amortization of stock-based compensation is presented as a separate component of operating expenses in our statements of operations.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NET REVENUES

   Net revenues increased 770.0% to $41.1 million for the quarter ended June 30, 2000 from $4.7 million for the comparable quarter in 1999. Net revenues increased 1,031.4% to $64.2 million for the six months ended June 30, 2000 from $5.7 million for the comparable period in 1999. The increase in net revenues is primarily the result of increased shipments of our CX100 due to the expansion of our sales force and to a larger domestic and international customer base. Our revenues to date have been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of the CX100 to a small number of customers and that our net revenues will continue to be dependent on timing of orders and shipments to such customers. Currently our net revenues from international customers are not a significant portion of our total net revenues. In future periods net revenues derived from international customers are expected to increase as a percentage of total net revenues.

COST OF REVENUES

   Cost of revenues includes amounts paid to A-Plus Manufacturing and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management and quality assurance. Cost of revenues increased to $17.1 million, or 41.6% of net revenues, for the three months ended June 30, 2000 from $2.5 million, or 53.2% of net revenues, in the comparable period of 1999. Cost of revenues increased to $25.8 million, or 40.3% of net revenues, for the six months ended June 30, 2000 from $3.1 million, or 54.4% of net revenues, in the comparable period of 1999. The increase in cost of revenues reflected the increase in CX100 sales. Cost of revenues as a percentage of net revenues has decreased due to increased unit shipments and associated manufacturing efficiencies and cost savings from volume purchasing.

RESEARCH AND DEVELOPMENT

   Research and development expenses, net of non-cash compensation expense of $1.1 million and $200,000 for the three months ended June 30, 2000 and 1999, respectively, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. Research and development expenses increased 254.1% to $3.6 million for the three months ended June 30, 2000 from $1.0 million in the comparable period of 1999. Research and development expenses increased 242.7% to $6.4 million for the six months ended June 30, 2000 from $1.9 million in the comparable period of 1999. The increase was due primarily to a significant increase in personnel and related costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses. Development is essential to our future success and we expect that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

   Sales and marketing expenses, net of non-cash compensation expense of $551,000 and $107,000 for the three months ended June 30, 2000 and 1999, respectively, consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales and customer support functions. These expenses also include costs associated with trade shows, promotional activities and public relations.

   Sales and marketing expenses increased 242.8% to $3.6 million for the three months ended June 30, 2000 from $821,000 in the comparable period of 1999. Sales and marketing expenses increased 329.9% to $5.7 million for the six months ended June 30, 2000 from $1.3 million in the comparable period of 1999. This increase was primarily due to an increase in the number of sales and marketing personnel, increased commissions associated with higher net revenues, increased sales and sales support personnel, increased trade show activities and marketing expenses, and other customer-related costs.

   We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect that sales and marketing expenses will increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses, net of non-cash compensation expense of $372,000 and $879,000 for the three months ended June 30, 2000 and 1999, respectively, consist primarily of salaries and related expenses for executive, finance, accounting, professional fees, and costs associated with expanding our information systems.

   General and administrative expenses increased 261.4% to $1.1 million for the three months ended June 30, 2000 from $308,000 in the comparable period of 1999. General and administrative expenses increased 280.0% to $1.9 million for the six months ended June 30, 2000 from $499,000 in the comparable period of 1999. This increase was primarily due to an increase in the number of general and administrative personnel, increased facilities costs, and increased legal and accounting expenses associated with our growing business activities.

   We expect these expenses to increase in absolute dollars as we add personnel and incur additional costs related to growing our business, expanding our information infrastructure and operating as a public company.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

   At June 30, 2000 and December 31, 1999, deferred stock compensation for stock options granted at prices subsequently deemed to be below fair value on the date of grant totaled $10.2 million and $9.7 million, respectively.

   We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28. The result of this accounting treatment is that approximately 52% of the unearned deferred compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. We amortized a total of approximately $2.0 million and $1.2 million of deferred stock compensation in the three months ended June 30, 2000 and 1999, respectively.

INTEREST INCOME (EXPENSE) AND OTHER, NET

   Interest income (expense) and other, net includes income from our cash investments net of expenses related to our lease financing obligations. We had net interest and other income of $1.5 million for the three months ended June 30, 2000 and net interest and other income of $41,000 for the comparable period in 1999. We had net interest and other income of $2.4 million for the six months ended June 30, 2000 and net interest and other income of $83,000 for the comparable period in 1999. Interest income increased primarily from interest earned on the net cash proceeds of approximately $92.1 million received in connection with the Company's completion of its initial public offering in February 2000. In future periods we expect interest income (expense) and other, net to vary depending upon changes in the amount and mix of interest-bearing investment and short and long-term debt outstanding during each period.

INCOME TAX EXPENSE

   We have recorded a tax provision of $6.0 million for the quarter ended June 30, 2000 for a total of $9.3 million for the six months ended June 30, 2000. We did not provide for income tax expense in 1999 due to our net loss for that period. The provision for income tax consists primarily of federal and state taxes at an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal source of liquidity as of June 30, 2000 consisted of $55.3 million in cash and cash equivalents and $49.5 million in short-term investments. As of June 30, 2000, we had $346,000 in obligations under capital leases to be repaid over a period of three years from lease inception. Since our inception, we have financed our operations through private and public sales of securities and, to a lesser extent, equipment lease financing.

   During the six months ended June 30, 2000, we generated $9.5 million from operating activities compared to the same period in 1999 in which we used $1.7 million in operating activities. This positive cash flow resulted primarily from our net income for the six months ended June 30, 2000 and from increases in accounts payable and accrued compensation and benefits, income tax payable and deferred revenue, partially offset by increases in our inventory, accounts receivable and prepaid expense and other current asset balances.

   Net cash used in investing activities for the six months ended June 30, 2000 was $54.7 million compared to net cash used in investing activities of $206,000 in the same period in 1999. Cash used in investing activities in the six months ended June 30, 2000 was due primarily to the purchases of available-for-sale investments of $57.5 million, net of proceeds from sales and maturities of $8.0 million. There were no maturities or sales of available-for-sale investments in the six months ended June 30, 1999.

   Capital expenditures increased $1.4 million for the six months ended June 30, 2000 compared to the same period in 1999 due primarily to additions of office equipment and computer software and hardware associated with our increases in staffing. We expect that our capital expenditures will continue to increase in future periods. In May 2000, the

Company entered into an operating lease agreement for new corporate facilities. Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, we are required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit is held as a certificate of deposit with a financial institution. Net cash used in investing activities for the six months ended June 30, 2000 included an allocation to restricted cash of $3.6 million for the certificate of deposit associated with this standby letter of credit.

   The lease term commences July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. In May 2000, the Company was required to make an advance lease payment for the first twelve months of the lease. This payment, totaling $3.6 million, has been included in prepaid expenses and other current assets on our balance sheet at June 30, 2000.

   Net cash provided by financing activities for the six months ended June 30, 2000 was $92.4 million compared to $6.6 million for the comparable period in 1999. Cash provided by financing activities in the six months ended June 30, 2000 was primarily due to net proceeds of $92.1 million from our initial public offering in February 2000, partially offset by payments on capital lease obligations. Cash provided by financing activities in the six months ended June 30, 1999 was primarily due to net proceeds of $6.2 million from the issuance of convertible preferred stock and net proceeds of $472,000 from the issuance of common stock, partially offset by principal payments on capital lease obligations.

   The Company expects to devote substantial capital and operating resources to continue its research and development efforts, to hire and expand the sales, support, marketing and product development organizations, to expand marketing programs, to establish operations worldwide and for other general corporate activities. Although the Company believes that current cash balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that the Company will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

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

   We began recognizing revenues from the CX100 in the quarter ended March 31, 1999. Our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one of our major customers or a reduction or delay in purchases of our products from any one of these customers would cause our revenues to decline and could cause our stock price to decline if our revenues are below analysts' expectations. Revenues from significant customers as a percentage of our total revenues for the six months ended June 30, 2000 and the year ended December 31, 1999 were as follows:

                                       SIX MONTHS           YEAR ENDED
                                      ENDED JUNE 30,       DECEMBER 31,
                                          2000                1999
                                      --------------------------------
         Lucent Technologies                     21%                15%
         Rhythms NetConnections                  15%                41%
         Network Access Solutions      Less than 10%                19%
         Covad Communications          Less than 10%                11%

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

   In addition, because we are dependent on a limited number of customers, we expect to experience volatility and seasonality relating to the budgeting cycles of our customers and the telecommunications industry in general. Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. We cannot be certain, however, that such seasonal trend will continue. Adverse changes in our revenues or operating results as a result of these budgeting cycles or such seasonality or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

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

   The market for telecommunications equipment is highly competitive. If we are unable to compete effectively, our revenues could decline, our expenses could increase, and our earnings could decrease or we could experience losses. A number of companies produce products that compete with ours, including Harris Corporation, Hekimian Laboratories, Agilent Technologies, Lucent Technologies, Nortel Networks, Teradyne Corporation and Tollgrade Communications. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources. In addition, a number of smaller companies are expected to produce products that compete with ours. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter that market, thereby further intensifying competition.

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

OUR PRODUCTS MAY NOT FUNCTION AS EFFECTIVELY OR AT ALL IN A LINE SHARING NETWORK ARRANGEMENT.

   On November 18, 1999, the Federal Communications Commission, or FCC, ordered that line sharing, a network arrangement in which incumbent local exchange carriers must share the existing subscriber line with competitive local exchange carriers, be made available to competitive local exchange carriers by June 6, 2000. Some of the functions of our CX100 product line may not function as effectively or at all in a shared line configuration. To the extent that competitive local exchange carriers elect to provide DSL services on shared lines that they would have otherwise deployed on separate lines, the demand for our products could be significantly reduced or eliminated. In addition, we may need to redesign or modify our products for shared line configurations.

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

   In addition, lead times for some of the materials and components used in our products are very long and availability can be very limited and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Long lead times or limited availability for some materials and components have in the past, and may in the future, cause us to purchase inventories of some parts ourselves, increasing our costs and risk of the parts' obsolescence. If we or A-Plus Manufacturing fail to carry a sufficient inventory of long lead time items, if lead times increase or if demand for our products increases unexpectedly, we may have insufficient access to components necessary to meet demand for our products on a timely basis.

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

   Also due to our rapid growth, we expect to require additional office space within the next 12 months. We may be unable to locate necessary office space on commercially reasonable terms or in a timely manner. Failure to do so would disrupt our business and place additional strain on our management.

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

   The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of June 30, 2000, our executive officers, directors and principal stockholders and their affiliates beneficially owned 43,577,428 shares or approximately 71.7% of the outstanding shares of common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

The following table (in thousands, except interest rates) presents the amounts of cash equivalents and short-term investment that are subject to market risk by range of expected maturity and weighted average interest rates as of June 30, 2000 and December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.


                                                            MATURING
                                                            BETWEEN
                                          MATURING IN        THREE
                                          THREE MONTHS     MONTHS AND
AT JUNE 30, 2000                            OR LESS         ONE YEAR         TOTALS
                                          ------------------------------------------
Included in cash and cash equivalents       $ 45,290              --        $ 45,290
Weighted average interest rate                  5.03%             --            5.03%
Included in short-term investments          $  9,523        $ 39,986        $ 49,509
Weighted average interest rate                  6.70%           6.29%           6.37%
Total portfolio                             $ 54,813        $ 39,986        $ 94,799
Weighted average interest rate                  5.32%           6.29%           5.73%

                                                            MATURING
                                                            BETWEEN
                                          MATURING IN        THREE
                                          THREE MONTHS     MONTHS AND
AT DECEMBER 31, 1999                        OR LESS         ONE YEAR         TOTALS
                                          ------------------------------------------
Included in cash and cash equivalents       $  2,750              --        $  2,750
Weighted average interest rate                  6.76%             --            6.76%


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)    Changes in Securities

        In July 2000, the Board of Directors approved a two-for-one stock split of our common stock, to be effected in the form of a stock dividend. The stock split will be effected on or about August 23, 2000 by distribution to each stockholder of record as of August 9, 2000 of one share of common stock for each share of common stock held.

        (b)    Use of Proceeds

        In February 2000, the Company completed the initial public offering of 3,450,000 shares of its common stock (including 450,000 shares sold in connection with the exercise of the underwriters' over-allotment option) registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-91427). The managing underwriters in the offering were Goldman, Sachs & Co., Dain Rauscher Wessels and Robertson Stephens. The offering commenced on January 31, 2000 and terminated on February 4, 2000 when we sold all of the 3,450,000 shares of common stock. The Securities and Exchange Commission declared the Registration Statement effective on February 1, 2000. The initial public offering price was $29.00 per share for an aggregate initial public offering of $100.1 million.

        We paid a total of $7.0 million in underwriting discounts and commissions and $947,000 for costs and expenses associated with the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of the Company or its associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

        After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to the Company of the offering were approximately $92.1 million. The net offering proceeds have been used for general corporate purposes, including to provide working capital to develop products and to expand the Company's operations. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We may also use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

        The information in the above paragraphs in this Item 2(b) does not give effect to the two-for-one stock split authorized by the Board of Directors in July 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Company held its annual meeting of stockholders in Mountain View, California on May 10, 2000. Of the 30,155,210 shares outstanding as of the record date, 24,091,807 shares were present or represented by proxy at the meeting on May 10, 2000 and 24,105,357 shares were present or represented by proxy at the adjourned meeting on May 25, 2000. At these meetings the following actions were voted upon:

        a. To elect the following two Class I directors to serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified:

                                           FOR          AGAINST         ABSTAIN
                                        ----------------------------------------
          Richard N. Tinsley            24,093,678       11,679            0

          P. Kingston Duffie            24,093,633       11,724            0

        b. To approve our 2000 Stock Plan for a total of 5,287,876 shares of common stock reserved for issuance, including 287,876 shares available for grant under the 1998 Stock Plan that were transferred to the 2000 Stock Plan. An annual increase in the share reserve will be added on the first day of our fiscal year, beginning in 2001, equal to the lesser of (i). 5,000,000 shares;
(ii). 6% of the outstanding shares on that date; or (iii). a lesser amount determined by the Board of Directors. Our 2000 Stock Plan had been approved by our Board of Directors and stockholders prior to our initial public offering, and had become effective January 31, 2000:

                                           FOR          AGAINST         ABSTAIN
                                        ----------------------------------------
                                        21,784,453       765,994       1,554,910

        c. To ratify the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2000:

                                           FOR          AGAINST         ABSTAIN
                                        ----------------------------------------
                                        24,100,506       2,980           1,871

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

                 27.1     Financial Data Schedule

        (b)    Reports on Form 8-K

               There were no reports on Form 8-K filed during the three month period ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TURNSTONE SYSTEMS, INC.


Date:  August 7, 2000                   By:  /s/ Richard N. Tinsley
                                            ------------------------------------
                                            Richard N. Tinsley
                                            President, Chief Executive
                                            Officer and Director
                                            (Principal Executive Officer)


Date:  August 7, 2000                   By:  /s/ Terrence J. Schmid
                                            ------------------------------------
                                            Terrence J. Schmid
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS


27.1           FINANCIAL DATA SCHEDULE