Form 10-Q
period 2000-09-30
TURNSTONE SYSTEMS INC
filed 2000-11-07
CIK 1054131

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                          --------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]      NO   [ ]

        There were 65,221,908 shares of the Company's Common Stock, par value $.001, outstanding on November 2, 2000.

================================================================================

                             TURNSTONE SYSTEMS, INC.

                                TABLE OF CONTENTS



PART I.                               FINANCIAL INFORMATION                           PAGE NO.

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 2000             3
                   and December 31, 1999............................................
               Condensed Consolidated Statements of Operations for the Three and
                   Nine Months Ended September 30, 2000 and 1999....................      4
               Condensed Consolidated Statements of Cash Flows for the Nine               5
                   Months Ended September 30, 2000 and 1999.........................
               Notes to Consolidated Financial Statements...........................      6

Item 2.        Management's Discussion and Analysis of Financial Condition and           12
                   Results of Operations............................................

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........     26


PART II.                                OTHER INFORMATION

Item 1.        Legal Proceedings....................................................     27

Item 2.        Changes in Securities and Use of Proceeds............................     27

Item 3.        Default Upon Senior Securities.......................................     28

Item 4.        Submission of Matters to Vote for Securities Holders.................     28

Item 5.        Other Information....................................................     28

Item 6.        Exhibits and Reports on Form 8-K.....................................     28

Signatures     .....................................................................     29

                             TURNSTONE SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                         2000                1999
                                                                    -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $     229,231       $       8,063
  Short-term investments                                                   56,350                   -
  Accounts receivable, net                                                 18,914               6,439
  Inventory                                                                20,203               2,939
  Prepaid expenses and other current assets                                 3,144                 599
                                                                    -------------       -------------
        Total current assets                                              327,842              18,040
  Property and equipment, net                                               3,425               1,085
  Restricted cash                                                           3,639                   -
  Intangible assets                                                         6,136                   -
  Other assets                                                                207                 132
                                                                    -------------       -------------
        Total assets                                                      341,249              19,257
                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current obligations under capital leases                                    225                 229
  Accounts payable                                                         11,871                 783
  Accrued compensation and benefits                                         2,853                 920
  Income tax payable                                                       11,113                   -
  Customer deposits                                                         3,795               1,328
  Other current liabilities and accrued expenses                            3,557               1,679
  Deferred revenue                                                          3,301               2,132
                                                                    -------------       -------------
        Total current liabilities                                          36,715               7,071
Long-term obligations under capital leases, net of current
  portion                                                                      67                 260
Other long-term liabilities                                                 2,352                  35
                                                                    -------------       -------------
        Total liabilities                                                  39,134               7,366
                                                                    -------------       -------------



Stockholders' equity:
  Convertible preferred stock                                                   -                  15
  Common stock, $.001 stated value, 200,000 shares authorized;
     65,072 and 22,814 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively                    65                  22
  Additional paid-in capital                                              289,074              26,536
  Deferred stock compensation                                              (8,487)             (9,701)
  Accumulated other comprehensive loss                                         (8)                  -
  Retained earnings (accumulated deficit)                                  21,471              (4,981)
                                                                    -------------       -------------
        Total stockholders' equity                                        302,115              11,891
                                                                    -------------       -------------
        Total liabilities and stockholders' equity                  $     341,249       $      19,257
                                                                    =============       =============

    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                             THE THREE MONTHS             THE NINE MONTHS
                                                                                   ENDED                       ENDED
                                                                                SEPTEMBER  30,              SEPTEMBER  30,
                                                                           ---------------------       ----------------------
                                                                               2000          1999          2000          1999
                                                                           --------      --------      --------      --------
Net revenues                                                               $ 56,227      $  9,033      $120,387      $ 14,704
Cost of revenues                                                             23,356         3,834        49,188         6,920
                                                                           --------      --------      --------      --------
          Gross profit                                                       32,871         5,199        71,199         7,784
Operating expenses:
  Research and development (Exclusive of non-cash
    compensation of $904 and $549 for the three months ended
    September 30, 2000 and 1999 and $3,034 and $778
    for the nine months ended September 30, 2000 and
    1999, respectively)                                                       5,884         1,756        12,234         3,609
  Sales and marketing (Exclusive of non-cash
    compensation of $460 and $257 for the three months
    ended September 30, 2000 and 1999 and $1,512 and
    $426 for the nine months ended September 30,
    2000 and 1999, respectively)                                              3,495         1,100         9,208         2,429
  General and administrative (Exclusive of non-cash
    compensation of $370 and $71 for the three months
    ended September 30, 2000 and 1999 and $1,002 and
    $956 for the nine months ended September 30, 2000
    and 1999, respectively)                                                   1,643           444         3,539           943
  Amortization of intangible assets                                             231             -           231             -
  Amortization of deferred stock compensation                                 1,734           877         5,548         2,160
                                                                           --------      --------      --------      --------
          Total operating expenses                                           12,987         4,177        30,760         9,141
                                                                           --------      --------      --------      --------
          Operating income (loss)                                            19,884         1,022        40,439        (1,357)
Interest income (expense) and other, net                                      1,446            29         3,839           112
                                                                           --------      --------      --------      --------
Income (loss) before income tax                                              21,330         1,051        44,278        (1,245)
Income tax expense                                                            8,515            63        17,826            63
                                                                           --------      --------      --------      --------
          Net income (loss)                                                $ 12,815      $    988      $ 26,452      $ (1,308)
          Basic net earnings (loss) per share of common stock              $    .24      $    .11      $    .56      $   (.17)
          Diluted net earnings (loss) per share of common stock            $    .19      $    .02      $    .41      $   (.17)
          Weighted-average shares of common stock outstanding used in
               computing basic net earnings (loss) per share                 53,559         9,399        47,276         7,672
          Weighted-average shares of common stock outstanding used in
               computing diluted net earnings (loss) per share               66,647        55,400        65,110         7,672



    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                  1999
                                                                                 ---------------       ---------------
OPERATING ACTIVITIES
Net income (loss)                                                                $        26,452       $        (1,308)
  Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
      Depreciation and amortization                                                          807                   212
      Amortization of deferred stock compensation                                          5,548                 2,160
      Common stock issued for services                                                        --                    13
      Provision for doubtful accounts and sales returns                                      696                   226
      Loss on disposal of property and equipment                                              55                    --
      Effect of changes in foreign currency                                                   91                    --
      Changes in assets and liabilities:
          Accounts receivable                                                            (12,735)               (5,001)
          Inventory                                                                      (17,264)               (3,281)
          Prepaid expenses and other current assets                                       (2,532)                  (65)
          Accounts payable                                                                11,086                 3,635
          Accrued compensation and benefits                                                1,892                   795
          Income tax payable                                                              11,104                    --
          Accrued expenses and other current and long-term liabilities                     1,930                   526
          Deferred revenue                                                                 1,169                 1,152
          Customer deposits                                                                2,467                    --
                                                                                 ---------------       ---------------
            Net cash provided (used) in operating activities                              30,766                  (936)
INVESTING ACTIVITIES
Acquisition of Paragon Solutions Limited, net of cash acquired of $374                    (4,626)                   --
Acquisition of property and equipment                                                     (2,937)                 (332)
Proceeds from disposal of property and equipment                                               9                    --
Purchases of available-for-sale investments, net                                         (76,923)                   --
Proceeds from sales and maturities of available-for-sale investments                      20,565                    --
Increase in other assets                                                                     (75)                 (106)
Increase in restricted cash                                                               (3,639)                   --
                                                                                 ---------------       ---------------
            Net cash used in investing activities                                        (67,626)                 (438)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                               258,232                   966
Net proceeds from issuance of convertible preferred stock                                     --                 6,174
Principal payments of capital lease obligations                                             (169)                 (152)
                                                                                 ---------------       ---------------
            Net cash provided by financing activities                                    258,063                 6,988

Effect of exchange rate changes on cash and cash equivalents                                 (35)                   --
Net increase in cash and cash equivalents                                                221,168                 5,614
Cash and cash equivalents at beginning of period                                           8,063                 1,338
                                                                                 ---------------       ---------------
Cash and cash equivalents at end of period                                       $       229,231       $         6,952
                                                                                 ===============       ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                         $            22       $            17
  Cash paid for income tax                                                       $         6,775       $             3
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Note payable issued for acquisition of Paragon Solutions Limited               $         2,283       $            --
  Equipment purchases under capital leases                                       $            --       $           266
  Deferred stock compensation                                                    $         4,334       $        11,115

    The accompanying notes are an integral part of the financial statements.

                             TURNSTONE SYSTEMS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

1.        Basis of Presentation


          The accompanying unaudited condensed consolidated financial statements have been prepared by Turnstone Systems, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000, the operating results for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999, these consolidated financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 1, 2000. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

          The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

          During July 2000, the Board of Directors authorized a two-for-one stock split of the Company's common stock effected in the form of a stock dividend on August 23, 2000 to holders of record as of the close of business on August 9, 2000. All common shares, common options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

2.        Completion of Public Offerings

          In February 2000, the Company completed its initial public offering. The Company issued 6,900,000 shares of common stock in exchange for net proceeds of approximately $92.1 million. Upon the completion of the initial public offering, all outstanding convertible preferred stock converted into an aggregate of 29,700,000 shares of common stock.

          In September 2000, the Company completed a secondary public offering. The Company issued 3,500,000 shares of common stock in exchange for proceeds of approximately $165.2 million, net of underwriting discounts and direct offering expenses.

          As of September 30, 2000, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value.

3.        Summary of Significant Accounting Policies

          Revenue Recognition

          The Company recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received. Revenue from services and support provided under the Company's comprehensive maintenance programs is deferred and recognized on a straight line basis over the period of the contract. Deferred revenue represents amounts received from customers for comprehensive maintenance programs in advance of services and support to be provided. Revenue from transactions involving the Company's software application products is accounted for in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Accordingly, the Company recognizes revenue from licenses of software application products provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable. To date, revenue from such transactions has not been significant.

          Cash Equivalents and Short-Term Investments

          The Company considers all highly liquid investments with a maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2000 and December 31, 1999 consist primarily of cash on deposit with banks, money market funds, commercial paper and government debt securities. Short-term investments at September 30, 2000 consist primarily of government and corporate debt securities.

          The Company has adopted Statement of Financial Accounting Standards
          (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. The Company has classified its investment securities as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses are included in other comprehensive income (loss). Realized gains and losses are computed using the specific identification method.

          Inventory

          At September 30, 2000 and December 31, 1999, inventory consisted of the following (in thousands):


                                        SEPTEMBER 30,        DECEMBER 31,
                                             2000                1999
                                        --------------      --------------

                    Raw materials       $        4,804      $           85
                    Finished goods              15,399               2,854
                                        --------------      --------------
                                        $       20,203      $        2,939
                                        --------------      --------------


          Segment Information

          SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance.

          The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The Company consists of one product line. The CEO reviews financial information on a single entity level basis for purposes of making operating decisions and assessing financial performance. The entity level financial information is the same as the information presented in the accompanying statements of operations. Accordingly, the Company has determined that it is engaged in a single operating segment.

          Substantially all of the Company's assets are located in the United States. All of the Company's revenues in fiscal 1999 were derived from customers located in the United States. For the three months ended September 30, 2000, approximately 19% of revenues were derived from sales to customers located outside the United States.

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in New Zealand, the United Kingdom, and Australia. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS No. 133, as amended by SFAS No. 137, Deferral of the effective date of the FASB Statement No. 133, in fiscal year 2001. The adoption of SFAS No. 133 is not currently expected to have a material impact on the financial condition or results of operations of the Company.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of SAB 101 is required to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 is currently not expected to have a material impact on the results of operations of the Company.

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


                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER  30,                  SEPTEMBER  30,
                                                                 --------------------------       --------------------------
                                                                     2000            1999            2000             1999
                                                                  ----------      ----------      ----------       ----------
Numerator:

          Net earnings (loss)                                     $   12,815      $      988      $   26,452       $   (1,308)
Denominator:
          Weighted average shares - basic                             53,559           9,399          47,276            7,672
Effect of dilutive securities
          Shares issuable under stock options                          5,240           2,927           5,085               --
          Restricted stock subject to repurchase                       7,848          13,105           9,329               --
          Shares issuable pursuant to warrants                            --             255              58               --
          Shares of convertible preferred stock                           --          29,714           3,362               --
                                                                  ----------      ----------      ----------       ----------
          Weighted average shares - diluted                           66,647          55,400          65,110            7,672
                                                                  ----------      ----------      ----------       ----------


                     Net earnings (loss) per share - basic        $      .24      $      .11      $      .56       $     (.17)
                                                                  ----------      ----------      ----------       ----------
                     Net earnings (loss) per share - diluted      $      .19      $      .02      $      .41       $     (.17)
                                                                  ----------      ----------      ----------       ----------



          Options to purchase 506,800 shares of common stock at a weighted-average exercise price of $69.97 for the three months ended September 30, 2000, and options to purchase 1,810,400 shares of common stock at a weighted-average exercise price of $64.83 for the nine months ended September 30, 2000, have been excluded from the computation of diluted net earnings per share for the three and nine months ended September 30, 2000, as their effect would have been antidilutive.

          Options to purchase 5,998,000 shares of common stock at a weighted-average exercise price of $.88, warrants to purchase 270,000 shares of convertible preferred stock (on an "as-if converted basis") at an average per share exercise price of $.25, 14,099,018 shares of common stock subject to repurchase at an average per share exercise price of $.06, and 29,713,860 shares of convertible preferred stock (on an "as-if converted basis") have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 1999, as their effect would have been antidilutive.

5.        Comprehensive Income

          The following table presents the calculation of comprehensive income as required by SFAS No. 130. The components of comprehensive income are as follows (in thousands):


                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER  30,               SEPTEMBER  30,
                                                        ----------------------      -----------------------
                                                          2000          1999          2000           1999
                                                        --------      --------      --------       --------

Net income (loss)                                       $ 12,815      $    988      $ 26,452       $ (1,308)
Change in net unrealized gain (loss) on available-
for-sale investments, net of tax                              23            --            (8)            --
                                                        --------      --------      --------       --------
Total comprehensive income                              $ 12,838      $    988      $ 26,444       $ (1,308)
                                                        --------      --------      --------       --------

          Tax effects of other comprehensive loss were not significant.

6.        Acquisition

          On August 8, 2000, the Company completed the acquisition of Paragon Solutions Limited (Paragon), a privately-held New Zealand company. Paragon is an engineering design services company that specializes in the design of telecommunications services products. In connection with this acquisition and in exchange for all outstanding ordinary shares of Paragon, the former shareholders of Paragon received $5.0 million in cash in August 2000. On the first anniversary of the closing date, they are entitled to receive an additional $2.5 million and a further $2.5 million if certain conditions are met, for a maximum second installment of $5.0 million. As a result of the acquisition, Paragon became a wholly-owned subsidiary of the Company. The accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2000 include the results of operations of Paragon for the period from August 8, 2000 to September 30, 2000.

          The acquisition was accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Management's best estimates of the fair values of the assets and liabilities of Paragon have been combined with the recorded values of the assets and liabilities of the Company.

          The purchase price consists of the first installment of $5.0 million and the minimum $2.5 million payment of the second installment. The minimum amount of the second installment is valued at approximately $2.3 million based on the present value computed at an average annual return of 9.5%.

          The total purchase price was allocated as follows (in thousands):


  Property and equipment                                $   93
  Accounts receivable, net                                 480
  Net tangible assets acquired, excluding property
      and equipment and accounts receivable                351
  Assembled workforce                                    1,160
  Goodwill                                               5,199
                                                        ------
      Total                                             $7,283
                                                        ------


          The goodwill and assembled workforce are being amortized on a straight-line basis over a four year period. At September 30, 2000, accumulated amortization related to the goodwill and assembled workforce acquired in the Paragon acquisition totaled $231,000.

          If the maximum amount of the second installment payment is made on the first anniversary of the consummation of the transaction and is added to the purchase price, there would be an increase to intangible assets of $2.5 million. Amortization of this additional purchase consideration would commence at that time on a straight-line basis over the remainder of the initial four year period.

          The following summarized financial information, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine month periods ended September 30, 2000 and 1999, assuming Paragon had been acquired at the beginning of the periods presented (in thousands, except per share data):


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ----------------------------
                                                                            2000             1999
                                                                        -----------      -----------
        Net revenue                                                     $   121,630      $    15,606
        Net income (loss)                                               $    25,826      $    (2,303)
        Basic net earnings (loss) per share of common
         stock                                                          $       .55      $      (.30)
        Diluted net earnings (loss) per share of common
         stock                                                          $       .40      $      (.30)


          The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition they are not intended to be a projection of future results or a representation of the effects of the combined operations.

7.        Commitments

          In May 2000, the Company entered into an operating lease agreement for new corporate facilities. The lease term commenced on July 1, 2000 and will extend through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. In May 2000, the

          Company was required to make an advance lease payment for the first twelve months of the lease. As of September 30, 2000, the Company had remaining prepaid rent of $2.8 million included in prepaid expenses and other current assets.

          Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, the Company is required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires the Company to hold funds in the form of a certificate of deposit with a financial institution. The Company has classified these funds as restricted cash on the balance sheet at September 30, 2000.

8.        2000 Nonstatutory Stock Plan

          The Board of Directors adopted the 2000 Nonstatutory Stock Plan in August 2000. The 2000 Nonstatutory Stock Plan provides for the grant of nonstatutory stock options to employees and consultants. Options granted under the 2000 Nonstatutory Stock Plan generally become exercisable at the rate of 25% of the total number of shares subject to the option twelve months after the date of grant and approximately 1/48 of the shares subject to the option each month thereafter. A total of 4,000,000 shares of common stock have been reserved for issuance under this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements. When used in this report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

           From inception on January 2, 1998 through December 1998, our operating activities consisted primarily of research and development and building our management team. We introduced our first products in October 1998, and entered live service trials in November 1998. In January 1999, our CX100 successfully completed network equipment building standards testing, a telecommunications industry standard. We began shipping our products in the first quarter of 1999.

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

           Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. Many of our customers typically establish annual network buildout plans which are often completed prior to the fourth calendar quarter. As a result, we expect that some of our customers will cease or significantly reduce purchases of our products in the fourth calendar quarter. If we experience a significant reduction in sales of our products in the fourth calendar quarter, our revenues for that quarter may decline substantially. We cannot be certain, however, that this trend will continue or that additional patterns of seasonality will not occur in international markets as we expand our international operations.

           Many of our customers have limited financial resources available for the continued development of their networks. These customers rely on the availability of capital from the public equity and debt markets or on vendor financing from large equipment vendors to obtain the funds for the purchase of our equipment. Should they be unable to raise additional capital in the public markets or secure additional vendor financing they may cease or significantly delay their purchases of our products. In addition, some of our customers may reduce the scale of their previously announced network build plans and, as a result, require fewer of our products than we had anticipated.

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

           We currently use A-Plus Manufacturing, a contract manufacturer, to manufacture our products. A-Plus Manufacturing was recently acquired by C-MAC Industries Inc., a large international contract manufacturer. This subcontracting arrangement includes material procurement, board level assembly, final assembly, testing and shipment to our customers. If our contract with A-Plus Manufacturing is terminated, we would be required to purchase any excess inventory held by them. In addition, the development of new or enhanced products could cause inventory held by A-Plus Manufacturing to become obsolete. In that event, we would also be obligated to purchase that inventory from them. We use a combination of standard parts and components, that are generally available from more than one vendor, and certain key components that are purchased from sole or limited source vendors for which alternative sources are not currently available. In addition, lead times for some of the materials and components we use are very long. Further, the market for components used in telecommunications equipment has been characterized by frequent shortages for many components.

           These long lead times and component shortages have in the past caused, and may in the future cause, us to purchase inventories of some parts ourselves ahead of demand. Limited sources of supply of, and competition with other manufacturers for, key components may increase the price we pay to obtain these components and lower our gross margins. If we purchase components in excess of actual demand we may have to write-off the unused inventory. Any write-off of inventory could harm our results of operations and financial condition.

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

           In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $17.6 million from inception through September 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28. The result of this accounting treatment is that approximately 52% of the unearned deferred compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. We recorded related stock-based compensation amortization expense of $3.6 million for the year ended December 31, 1999 and $29,000 for the period from inception to December 31, 1998. We recorded $1.7 million during the three months ended September 30, 2000 and $5.5 million during the nine months ended September 30, 2000 of related stock-based compensation amortization expense. As of September 30, 2000, we had an aggregate of $8.5 million of related deferred compensation to be amortized. The amortization of this amount will result in additional charges to operations through 2004. The amortization of stock-based compensation is presented as a separate component of operating expenses in our statements of operations.

          In August 2000, we acquired Paragon Solutions Limited, a privately-held New Zealand company, for a total acquisition cost of a minimum of $7.5 million in cash, and an additional $2.5 million in cash if certain conditions specified in the purchase agreement are met. We accounted for the transaction using the purchase method of accounting. The purchase price allocation includes an allocation of $6.4 million to goodwill and other intangibles, which we are amortizing on a straight-line basis over four years.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES

    Net revenues increased to $56.2 million for the quarter ended September 30, 2000 from $9.0 million for the comparable quarter in 1999. Net revenues increased to $120.4 million for the nine months ended September 30, 2000 from $14.7 million for the comparable period in 1999. The increase in net revenues is primarily the result of increased shipments of our CX100 due to the expansion of our sales force and to a larger domestic and international customer base. Our revenues to date have been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of the CX100 to a small number of customers and that our net revenues will continue to be dependent on timing of orders and shipments to such customers. For the three month period ended September 30, 2000, our net revenues from international customers were approximately 19% of our total net revenues.

COST OF REVENUES

    Cost of revenues includes amounts paid to A-Plus Manufacturing and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management, quality assurance and customer service. Cost of revenues increased to $23.4 million, or 41.5% of net revenues, for the three months ended September 30, 2000 from $3.8 million, or 42.4% of net revenues, in the comparable period of 1999. Cost of revenues increased to $49.2 million, or 40.9% of net revenues, for the nine months ended September 30, 2000 from $6.9 million, or 47.1% of net revenues, in the comparable period of 1999. The increase in cost of revenues reflected the increase in CX100 sales. Cost of revenues as a percentage of net revenues has decreased due to increased unit shipments and associated manufacturing efficiencies and cost savings from volume purchasing.

RESEARCH AND DEVELOPMENT

    Research and development expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. Research and development expenses increased 235.1% to $5.9 million for the three months ended September 30, 2000 from $1.8 million in the comparable period of 1999. Research and development expenses increased 239.0% to $12.2 million for the nine months ended September 30, 2000 from $3.6 million in the comparable period of 1999. The increase was due primarily to a significant increase in personnel, including the additions to headcount from our acquisition of Paragon Solutions Limited, and related costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses. Development is essential to our future success and we expect that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

    Sales and marketing expenses, net of non-cash compensation expense, consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales and customer support functions. These expenses also include costs associated with trade shows, promotional activities and public relations.

    Sales and marketing expenses increased 217.7% to $3.5 million for the three months ended September 30, 2000 from $1.1 million in the comparable period of 1999. Sales and marketing expenses increased 279.1% to $9.2 million for the nine months ended September 30, 2000 from $2.4 million in the comparable period of 1999. This increase was primarily due to an increase in the number of sales and marketing personnel both domestically and internationally, increased commissions associated with higher net revenues and increased sales and sales support personnel, increased trade show activities and marketing expenses, and other customer-related costs.

    We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect that sales and marketing expenses will increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for executive, finance and accounting and information systems personnel, professional fees, and costs associated with expanding our information systems.

    General and administrative expenses increased 270.0% to $1.6 million for the three months ended September 30, 2000 from $444,000 in the comparable period of 1999. General and administrative expenses increased 275.3% to $3.5 million for the nine months ended September 30, 2000 from $943,000 in the comparable period of 1999. This increase was primarily due to an increase in the number of general and administrative personnel, increased facilities costs, and increased legal, accounting and other professional services expenses associated with our growing business activities.

    We expect these expenses to increase in absolute dollars as we add personnel and incur additional costs related to growing our business, expanding our information infrastructure and operating as a public company.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Deferred stock compensation for stock options granted at prices subsequently deemed to be below fair value on the date of grant totaled $8.5 million at September 30, 2000 and $9.7 million at December 31, 1999.

    We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28. The result of this accounting treatment is that approximately 52% of the unearned deferred compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. We amortized approximately $1.7 million of deferred stock compensation for the three months ended September 30, 2000 and $877,000 of deferred stock compensation for the comparable period in 1999. We amortized approximately $5.5 million of deferred stock compensation for the nine months ended September 30, 2000 and $2.2 million of deferred stock compensation for the comparable period in 1999.

INTEREST INCOME (EXPENSE) AND OTHER, NET

    Interest income (expense) and other, net includes income from our cash investments net of expenses related to our lease financing obligations. We had net interest and other income of $1.4 million for the three months ended September 30, 2000 and net interest and other income of $29,000 for the comparable period in 1999. We had net interest and other income of $3.8 million for the nine months ended September 30, 2000 and net interest and other income of $112,000 for the comparable period in 1999. Interest income consists primarily of interest earned on the net cash proceeds of approximately $92.1 million received in connection with the completion of our initial public offering in February 2000 and, upon the completion of our secondary offering on September 26, 2000, interest earned on the related cash proceeds of approximately $165.2 million, net of underwriting discounts and direct offering expenses. In future periods we expect interest income (expense) and other, net to vary depending upon changes in the amount and mix of interest-bearing investment and short and long-term debt outstanding during each period.

INCOME TAX EXPENSE

    We have recorded a tax provision of $8.5 million for the quarter ended September 30, 2000 for a total of $17.8 million for the nine months ended September 30, 2000. We did not provide for income tax expense in 1999 due to our net loss for that period. The provision for income tax consists primarily of federal and state taxes at an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal source of liquidity as of September 30, 2000 consisted of $229.2 million in cash and cash equivalents and $56.4 million in short-term investments. As of September 30, 2000, we had $292,000 in obligations under capital leases to be repaid over a period of three years from lease inception. Since our inception, we have financed our operations through private and public sales of securities and cash generated in operations.

    During the nine months ended September 30, 2000, we generated $30.8 million from operating activities compared to the same period in 1999 in which we used $936,000 in operating activities. This positive cash flow resulted primarily from our net income for the nine months ended September 30, 2000 and from increases in accounts payable and accrued compensation and benefits, income tax payable, deferred revenue and customer deposits and accrued expenses and other current and long-term liabilities, partially offset by increases in our inventory, accounts receivable and prepaid expense and other current asset balances.

    Net cash used in investing activities in the nine months ended September 30, 2000 was $67.6 million compared to net cash used in investing activities of $438,000 in the same period in 1999. Cash used in investing activities in the nine months ended September 30, 2000 consists of the purchases of available-for-sale investments of $76.9 million, net of proceeds from sales and maturities of $20.6 million. There were no maturities or sales of available-for-sale investments in the nine months ended September 30, 1999. Cash used in investing activities during the nine months ended September 30, 2000 also included the first installment payment of $5.0 million for our cash purchase of Paragon Solutions Limited, net of $374,000 of cash acquired. The maximum purchase price of this acquisition is $10.0 million. The second installment of $2.5 million or, if certain conditions specified in the purchase agreement are met, of $5.0 million, will be payable by us in cash in August 2001.

    Capital expenditures increased $2.6 million for the nine months ended September 30, 2000 compared to the same period in 1999 due primarily to additions of office equipment and computer software and hardware associated with our increases in staffing and expansion of information infrastructure, including expenditures associated with our establishment of offices in Australia and the United Kingdom. We expect that our capital expenditures will continue to increase in future periods as we continue to expand our operations worldwide. In May 2000, we entered into an operating lease agreement for new corporate facilities. Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, we are required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires us to hold funds in the form of a certificate of deposit with a financial institution. Net cash used in investing activities for the nine months ended September 30, 2000 included an increase to restricted cash of $3.6 million for the certificate of deposit associated with this standby letter of credit.

    Net cash provided by financing activities in the nine months ended September 30, 2000 was $258.1 million compared to $7.0 million for the comparable period in 1999. Cash provided by financing activities in the nine months ended September 30, 2000 was primarily from net proceeds of $92.1 million from our initial public offering in February 2000 and net proceeds of $165.2 million from our follow on offering in September 2000. Cash provided by financing activities in the nine months ended September 30, 1999 was primarily due to net proceeds of $6.2 million from the issuance of convertible preferred stock and net proceeds of $966,000 from the issuance of common stock, partially offset by principal payments on capital lease obligations.

    We expect to devote substantial capital and operating resources to continue our research and development efforts, to hire and expand the sales, support, marketing and product development organizations, to expand marketing programs, to expand operations worldwide and for other general corporate activities. Although we believe that current cash balances will be sufficient to fund operations for at least the next 12 months, we cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

FACTORS AFFECTING FUTURE RESULTS

IF WE FAIL TO GENERATE CONSISTENT REVENUE GROWTH AND MAINTAIN PROFITABILITY, THE MARKET PRICE OF OUR COMMON STOCK WILL DECLINE.

    We may not succeed in generating revenue growth consistent with our recent operating results, and our revenues may decline or may not be sufficient to maintain profitability. If we incur losses, the market price of our common stock may decline substantially. We expect to continue to incur significant product development, sales and marketing and administrative expenses. In particular, we anticipate that our expenses will increase substantially in the next 12 months as we:

    - increase our sales and marketing activities, particularly by expanding our international sales and support organization;

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

    To date, our customers have deployed DSL equipment, including our products, in substantially larger volumes than their current subscriber count. The inability of our current or future customers to acquire and retain subscribers as planned, or to respond to competition for their services or reduced demand for their services, could cause them to reduce or eliminate their DSL deployment plans. If our customers are forced to reduce or eliminate their DSL deployment plans, our sales to them will decline.

SUBSTANTIALLY ALL OF OUR REVENUES COME FROM NEW AND EMERGING COMPETITIVE LOCAL EXCHANGE CARRIERS, WHOSE INABILITY TO OBTAIN CAPITAL COULD CAUSE THEM TO REDUCE OR DISCONTINUE THE PURCHASE OF OUR PRODUCTS AT ANY TIME.

    Because our customer base consists principally of new and emerging businesses, we will not be able to increase our revenues if our customers' business models, which are largely unproven, are not successful or if the financial condition of our customers deteriorates. To date, our customers have consisted principally of competitive local exchange carriers. These carriers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. If the telecommunications sector experiences a general market downturn and our customers are unable to raise the capital necessary to fund their budgeted buildout plans, they may cease or significantly reduce their purchases of our products or may be unable to pay or delay payment for products they had previously purchased. In addition, we may choose to provide financing to our customers, which will subject us to additional financial risk and may reduce our profitability. The telecommunications service provider industry has recently experienced consolidation. The loss of a customer, through industry consolidation or otherwise, could reduce or eliminate our sales to that customer.

THE CX100 IS CURRENTLY OUR ONLY VOLUME PRODUCT, AND IF IT FAILS TO ACHIEVE INCREASED MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GROW OUR REVENUES.

    Our future growth and a significant portion of our future revenue depend on the success of our CX100, which is the only volume product that we currently offer. Accordingly, failure of the CX100 or future products to maintain meaningful levels of market acceptance and customer satisfaction would limit our sales and our revenue growth. We only began shipping the CX100 in the first quarter of 1999, and the CX100 may not achieve increased market acceptance, particularly in the international markets that we have just begun to penetrate. Many potential customers who have evaluated the CX100 have not yet deployed the product in production network environments and may choose not to deploy our current product or any of our future products. Other potential customers may have already deployed another technology and may therefore be unwilling to deploy the CX100.

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

WE DERIVE A MAJORITY OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM A MAJOR CUSTOMER COULD PREVENT US FROM MEETING SECURITIES ANALYSTS' EXPECTATIONS AND CAUSE OUR STOCK PRICE TO FALL.

    We began recognizing revenues from the CX100 in the quarter ended March 31, 1999. The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one of our major customers or a reduction or delay in purchases of our products from any one of these customers would cause our revenues to decline and could cause our stock price to decline if our revenues are below analysts' expectations. Revenues from significant customers as a percentage of our total revenues for the three months ended September 30, 2000 and the year ended December 31, 1999 were as follows:


                                                           THREE MONTHS ENDED      YEAR ENDED
                                                           SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                           ---------------------------------------
Lucent Technologies                                                        17%                15%
Nokia                                                                      11%                N/A
Rhythms NetConnections                                           Less than 10%                41%
Network Access Solutions                                         Less than 10%                19%
Covad Communications                                             Less than 10%                11%


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

    There is a limited number of local exchange carriers that are potential customers, and this number may not increase in the future. Consolidation among local exchange carriers may increase our reliance on a small number of customers in future periods. Accordingly, our future revenues will depend significantly upon the timing and size of future purchase orders from our largest customers.

    Some of our customers are significantly larger than us and are able to exert a high degree of influence over us. They have sufficient bargaining power to demand low prices and other terms and conditions that may negatively affect our business and results of operations.

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL BUYING PATTERNS OF OUR CUSTOMERS.

    Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. Many of our customers typically establish annual plans for building out their networks. These plans are established at the beginning of the calendar year and are often completed prior to the fourth calendar quarter. As a result, we expect that some of our customers will cease or significantly reduce purchases of our products in the fourth calendar quarter. If we experience a significant reduction in sales of our products in the fourth quarter, our revenues for that quarter may decline substantially. We cannot be sure, however, that this trend will continue or that additional patterns of seasonality will not occur in international markets as we expand our international operations.

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

    The market for telecommunications equipment is highly competitive. If we are unable to compete effectively, our revenues could decline, our expenses could increase, and our earnings could decrease or we could experience losses. A number of companies produce products that compete with ours, including Harris Corporation, Hekimian Laboratories, Lucent Technologies, Nokia Corporation, Nortel Networks, Teradyne Corporation and Tollgrade Communications. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources. In addition, a number of smaller companies are expected to produce products that compete with ours. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter that market, thereby further intensifying competition.

    We also compete with DSL equipment providers, including Alcatel, Lucent, Nokia and Nortel, who have each announced plans to incorporate competitive features and functionality into their DSL access multiplexers. A DSL access multiplexer is a network device, usually located at a telephone company's central office, that receives signals from multiple DSL connections and puts the signal on a larger, high-speed transmission line. Lucent has announced plans to produce DSL access multiplexer products that will include some of the same features and functions as our CX100 product. Recently, Nokia acquired DiscoveryCom, a company that has developed a product which purports to perform many of the same functions as the CX100. Nokia is now actively marketing the product in many of its accounts, some of which have already purchased our products. If our current and potential customers choose to deploy competing products or DSL access multiplexers that include features and functions that are competitive with our products, or delay purchases of our products to evaluate these alternatives, our business could be seriously harmed. To the extent we expand the capabilities of our products to incorporate functionality traditionally contained in other equipment, we may also face increased competition from other vendors.

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

SOME KEY COMPONENTS IN OUR PRODUCTS COME FROM SOLE OR LIMITED SOURCES OF SUPPLY, WHICH EXPOSES US TO POTENTIAL SUPPLY INTERRUPTIONS THAT COULD PREVENT OR DELAY THE MANUFACTURE AND SALE OF OUR PRODUCTS AND COULD REDUCE GROSS MARGINS OF OUR PRODUCTS.

    Our contract manufacturer currently purchases a number of key components used in the manufacture of our CX100 product from sole or limited sources of supply for which alternative sources are not currently qualified and may not be available. We and our contract manufacturer have no guaranteed supply arrangement with these suppliers, and we or our contract manufacturer may fail to obtain these supplies in a timely or cost effective manner. Financial or other difficulties faced by these suppliers or significant changes in market demand for, or supply of, these components could limit the availability to us of these components. We have experienced supply delays in the past and may experience delays in the future. Such delays could:

    - significantly increase the cost of manufacturing our products and reduce gross margins of our products;

    - adversely affect our ability to meet scheduled product deliveries to our customers; and

    -   cause us to lose sales to existing and future customers.

    In addition, the purchase of these components on a sole source basis subjects us to risks of price increases and potential quality assurance problems.

    Our contract manufacturer currently purchases key components for which there are currently no substitutes available from approximately 8 suppliers. All of these components are critical to the production of our products, and competition exists with other manufacturers for these key components. We might not be able to qualify or identify alternative suppliers in a timely fashion, or at all. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of components. An increase in the cost of components could make our products less competitive and result in lower margins.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

    We have a supply contract with A-Plus Manufacturing to build our products. A-Plus Manufacturing was recently acquired by C-MAC Industries Inc., a large international contract manufacturer. We provide product demand forecasts to A-Plus Manufacturing no less than six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, A-Plus Manufacturing may have excess inventory, which we could be obligated to purchase. If we underestimate our requirements, A-Plus Manufacturing may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues, or add additional costs to our products to expedite delivery of certain long lead time components. If we reduce our forecasted purchases of our components, we may lose certain volume discounts which could increase our product costs and reduce our profits.

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

THE EQUIPMENT WE HAVE INTRODUCED TO ENABLE OUR CX100 TO OPERATE IN A LINE SHARING ENVIRONMENT MAY NOT FUNCTION AS ANTICIPATED OR MAY NOT ACHIEVE MARKET ACCEPTANCE.

    On November 18, 1999, the Federal Communications Commission, or FCC, ordered that line sharing, a network arrangement in which incumbent local exchange carriers must share the existing subscriber line with competitive local exchange carriers, be made available to competitive local exchange carriers by June 6, 2000. To enable our CX100 to operate in a line sharing environment, we recently released a new line card. This new card has not been shipped, may not function as anticipated when deployed by customers and may not achieve market acceptance. To the extent that competitive local exchange carriers elect to provide DSL services on shared lines that they would have otherwise deployed on separate lines and our new line card does not achieve market acceptance, the demand for our products could be significantly reduced or eliminated. Further, we may need to redesign or modify our products for shared line configurations.

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

    We rely on a single contract manufacturer, A-Plus Manufacturing, to build our products. If A-Plus Manufacturing is unable to provide us with adequate supplies of high-quality products, or terminates its relationship with us, we may be unable to fulfill customer orders on a timely basis, which may delay the DSL deployment schedules of our customers and strain our relationships with them. Because we currently do not have a long-term supply contract with A-Plus Manufacturing, they are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. Our current supply contract with A-Plus Manufacturing can be terminated by either party with 120 days notice for any reason. If the contract is terminated, we would be required to purchase any excess inventory held by A-Plus Manufacturing, they would no longer be obligated to manufacture products for us and our ability to supply products to our customers could be seriously harmed. We may be unable to develop alternative manufacturing arrangements on a timely basis, or at all. In addition, A-Plus Manufacturing may not meet our future requirements for product quality or timely delivery.

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

    The CX100 is designed for large and complex networks and, in many cases, have not been fully deployed in our customers' networks. Consequently, our customers may discover errors or defects in our hardware or software only after it has been fully deployed and operated as part of their infrastructure in connection with products from other vendors, especially DSL access multiplexers and DSL modems.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS IF WE FAIL TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES TO MARKET AND SELL OUR PRODUCTS.

    Our growth will largely be dependent upon relationships with third parties who market and sell our products. In particular, we have entered an original equipment manufacturer agreement with Lucent Technologies under which we have agreed to co-brand and sell our products to Lucent. If Lucent reduces its purchases of our products or breaches or terminates the agreement, our business will be harmed. Our agreement does not require Lucent to sell specified volumes of our products. In addition to our CX100 products, Lucent resells products manufactured by Tollgrade, a competitor. Lucent has also announced plans to produce DSL access multiplexer products that will include some of the same features and functions as our CX100 product. Lucent may choose to sell these alternative products or other competing products instead of our products. In addition, Nokia has acted as a reseller of our equipment without a formal original equipment manufacturer agreement. Recently, Nokia purchased DiscoveryCom, a company that offers a product that purports to have much of the same functionality as the CX100. Nokia has begun to actively market the DiscoveryCom product to its existing and potential customers including those customers who have already purchased our equipment. As a result, we may not be successful in selling additional equipment to those customers.

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

    We rely on a single application service provider, AristaSoft Corporation, to provide accounting and operations software and support. If AristaSoft is unable to provide the level and quality of service we currently anticipate, our ability to process orders, ship products, prepare invoices and manage our day-to-day financial transactions will be impaired. Locating and educating a new application service provider would be time consuming and would put further strain on our management personnel. In addition, the terms of our arrangement with an alternative provider could be less advantageous, which could increase our expenses. AristaSoft began providing information systems and services to us on a regular basis in August 1999, at which time we were their only customer. In December 1999, we entered into a three year agreement with AristaSoft for access to customer service, financial, logistics and manufacturing software. In order for us to realize our business goals, AristaSoft must be able to provide and manage a scalable and reliable information technology infrastructure to support the growth of our business. If AristaSoft is unable to meet our expectations, we may be unable to obtain alternative services on a timely or economical basis.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, THIS WILL PLACE SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONAL RESOURCES.

    We have expanded our operations rapidly since our inception and intend to continue to expand in order to pursue existing and potential market opportunities, particularly in international markets that have just begun to experience deregulation. Our planned rapid growth places a significant strain on management and operational resources. Our customer relationships could be strained if we are unable to devote sufficient resources to them as a result of our growth.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD LIMIT OUR SALES AND ADD TO OUR COST OF OPERATIONS.

    We market and sell our products in the United States and have recently started to sell our products internationally. We intend to expand our international operations substantially and to enter new international markets. This expansion will require significant management attention and financial resources. We may not be able to maintain or increase international market demand for our products.

     We have limited experience in marketing and distributing our products internationally. International operations are subject to inherent risks, including:

    -   tariffs, export controls and other trade barriers;

    - longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

    -   difficulties and costs of staffing and managing foreign operations;

    - certification and regulatory requirements with which we may be unfamiliar; and

    -   reduced protection of intellectual property rights in some countries.

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

WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

    If we fail to adequately protect our proprietary rights, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed five patent applications to date. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information and by relying on a combination of copyright, trademark and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

    The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of September 30, 2000, our executive officers, directors and principal stockholders and their affiliates owned 42,545,914 shares or approximately 65% of the outstanding shares of our common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

      Prior to February 2000, you could not buy or sell our common stock publicly. An active public market for our common stock may not be sustained in the future. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly from the price paid by investors in this offering:

    - announcements by us or our competitors of significant contracts, new products or technological innovations, acquisitions, strategic relationships, joint ventures or capital commitments;

    -   changes in financial estimates by securities analysts;

    - release of lock-up or transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

    - changes in market valuations of networking and telecommunications companies; and

    -   fluctuations in stock market prices and volumes.

SHOULD OUR STOCKHOLDERS SELL A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET, THE PRICE OF OUR COMMON STOCK COULD FALL.

      Our executive officers, directors and principal stockholders and their affiliates hold a substantial number of shares, which they will be able to sell in the public market in the near future. Sales of a substantial number of shares of our common stock by them could reduce the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities.

    The following table (in thousands, except interest rates) presents the amounts of cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of September 30, 2000 and December 31, 1999. This table does not include money market funds because those funds are not subject to market risk.


                                                            MATURING
                                                            BETWEEN
                                           MATURING IN       THREE
                                          THREE MONTHS      MONTHS AND
  AT SEPTEMBER 30, 2000                      OR LESS         ONE YEAR          TOTALS
                                          ----------------------------------------------
Included in cash and cash equivalents      $   42,285               --       $   42,285
Weighted average interest rate                   6.68%              --             6.68%
Included in short-term investments         $    3,702       $   52,648       $   56,350
Weighted average interest rate                   6.56%            6.96%            6.93%
Total portfolio                            $   45,987       $   52,648       $   98,635
Weighted average interest rate                   6.67%            6.96%            6.82%


                                                            MATURING
                                                            BETWEEN
                                           MATURING IN       THREE
                                          THREE MONTHS      MONTHS AND
  AT DECEMBER 31, 1999                       OR LESS         ONE YEAR          TOTALS
                                          ----------------------------------------------
Included in cash and cash equivalents      $    2,750               --      $    2,750
Weighted average interest rate                   6.76%              --            6.76%

EXCHANGE RATE SENSITIVITY

Our operations are primarily maintained in the United States and, to date, transactions worldwide have been denominated primarily in US dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. Currencies held in other than the US dollar in our subsidiaries have been insignificant. As such, we have not had any material exposure to foreign currency rate fluctuations.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)       Changes in Securities

           In July 2000, our Board of Directors approved a two-for-one stock split of our common stock, to be effected in the form of a stock dividend. The stock split was effected on August 23, 2000 by distribution to each stockholder of record as of August 9, 2000 of one share of common stock for each share of common stock held.

           (b)       Use of Proceeds

           In September 2000, we completed a follow on offering of 4,000,000 shares of our common stock, of which 500,000 shares were offered by selling stockholders, registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-45130). The managing underwriters in the offering were Goldman, Sachs & Co., Dain Rauscher Wessels, Deutsche Banc Alex. Brown, Robertson Stephens and U.S. Bancorp Piper Jaffray. We filed the initial registration statement on September 1, 2000 and consummated the offering on September 26, 2000 when we sold all of the 4,000,000 shares of common stock. The Securities and Exchange Commission declared the Registration Statement effective on September 20, 2000. The price to public of the offering was $50.00 per share for an aggregate public offering of $175.0 million.

           We paid a total of $10.0 million in underwriting discounts and commissions and approximately $1.1 million for costs and expenses associated with the public offering. None of the costs and expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10 percent or more of any class of our equity securities or any of our affiliates.

           After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to us of the 3,500,000 shares sold by us in the follow on offering were approximately $165.2 million. We did not receive any proceeds from the sale of the 500,000 shares offered by the selling shareholders in the follow on offering. The net proceeds from our follow on offering have been invested in money market funds, certificate of deposits and other investment grade securities. We may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services and for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           Not applicable.

ITEM 5.  OTHER INFORMATION

           Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                        27.1   Financial Data Schedule

           (b)       Reports on Form 8-K

                        We filed a current report on Form 8-K with the Securities and Exchange Commission on August 11, 2000 to report, under Item 2, that we had entered into a share purchase agreement to acquire all of the outstanding ordinary shares of Paragon Solutions Limited for up to a maximum of US$10 million in cash. An amendment to this current report on Form 8-K was filed with the Securities and Exchange Commission by us on September 1, 2000 with the required financial information.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TURNSTONE SYSTEMS, INC.


Date:  November 7, 2000           By:  /s/ Richard N. Tinsley
                                     -------------------------------------------
                                         Richard N. Tinsley
                                         President, Chief Executive
                                         Officer and Director
                                         (Principal Executive Officer)


Date:  November 7, 2000           By:  /s/ Terrence J. Schmid
                                     -------------------------------------------
                                         Terrence J. Schmid
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER                            EXHIBIT DESCRIPTION
--------------                            -------------------
     27.1             Financial Data Schedule.