Form 10-K
period 2000-12-31
TURNSTONE SYSTEMS INC
filed 2001-03-15
CIK 1054131

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-28843
                            ------------------------

                            TURNSTONE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0473640
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

             2220 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA 95050
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (408) 907-1400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 par value
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2001, there were 64,724,388 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on February 28, 2001) was approximately $193,668,903.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant incorporates by reference into Part III of this Form 10-K portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders to be held on May 10, 2001, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TURNSTONE SYSTEMS, INC.

                                   FORM 10-K
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                     PAGE
ITEM                                                                NUMBER
----                                                                ------
                                 PART I
 1.   Business....................................................     4
 2.   Properties..................................................    26
 3.   Legal Proceedings...........................................    26
 4.   Submission of Matters to a Vote of Security Holders.........    26
 4A.  Executive Officers of the Registrant........................    27

                                PART II
      Market for Registrant's Common Equity and Related
 5.   Stockholder Matters.........................................    29
 6.   Selected Consolidated Financial Data........................    30
      Management's Discussion and Analysis of Financial Condition
 7.   and Results of Operations...................................    31
      Quantitative and Qualitative Disclosures About Market
 7A.  Risk........................................................    38
 8.   Financial Statements and Supplementary Data.................    40

                                PART III
      Changes in and Disagreements with Accountants on Accounting
 9.   and Financial Disclosure....................................    63
10.   Directors and Executive Officers of the Registrant..........    63
11.   Executive Compensation......................................    63
      Security Ownership of Certain Beneficial Owners and
12.   Management..................................................    63
13.   Certain Relationships and Related Transactions..............    63

                                PART IV
      Exhibits, Financial Statement Schedules and Reports on Form
14.   8-K.........................................................    63
SIGNATURES........................................................    67

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

     Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Business -- Risk Factors" included herein and in our Registration Statement on Form S-1 (No. 333-45130) filed with the Securities and Exchange Commission on September 1, 2000, and thereafter amended.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider of products that enable local exchange carriers to rapidly deploy and efficiently maintain digital subscriber line, or DSL, services. Our products enable the automation and remote control of installation, qualification and maintenance of copper telephone lines. The Copper CrossConnect CX100, our flagship product, enables local exchange carriers to rapidly and efficiently deploy high speed digital services on existing copper telephone lines. The CX100 is currently being installed in telephone company central offices and remote terminals by communications service providers to speed their deployment of DSL services. Our Smart Splitter SX500 platform, which was introduced in November 2000, enables complete loop management for incumbent local exchange carriers deploying residential DSL and voice services over the same copper line, and for line sharing arrangements where different carriers share the same copper line.

     In the fiscal year ended December 31, 2000, we achieved a number of significant milestones. In February 2000, we completed our initial public offering and listing on the Nasdaq National Market. In August 2000, we acquired Paragon Solutions Limited, a New Zealand-based telecommunications equipment design firm with twenty-five engineers. We also continued our expansion abroad by opening offices in Australia, Germany and the United Kingdom. During the year we shipped more than 11,000 CX100s to more than 50 customers. Our customers include voice and data competitive local exchange carriers located in the United States and internationally, including Covad Communications, Lucent Technologies, McLeodUSA, Inc., Mpower Communications (formerly MGC Communications), Qwest Communications International Inc. (formerly U.S. West), Rhythms NetConnections, Riodata GmbH and XO Communications (formerly Nextlink).

     In the fourth quarter of 2000, however, we began to experience a high degree of uncertainty with respect to our competitive local exchange carrier customers. Because of their inability to obtain additional financing or generate sufficient revenues to fund their operations, many of our customers either reduced or discontinued the buildout of their networks and their purchases of our products. Some of our customers also became delinquent in their payments for our prior sales to them or filed for bankruptcy protection. The inability of our customers to obtain financing to purchase our products and build out their networks or to pay us for prior sales we made to them has had and is likely to continue to have a negative impact on our business going forward.

INDUSTRY BACKGROUND

INCREASING NEED FOR HIGH SPEED ACCESS

     Internet content and the number of users accessing the Internet are expected to continue to grow rapidly. International Data Corporation projects the number of worldwide users conducting transactions on the Internet to grow from approximately 240 million in 1999 to more than 600 million by 2003. In addition, content is becoming more data-intensive as websites increasingly offer streaming video and audio, animation and software downloads. As more users access more Internet content, the ability to connect to the Internet at high speeds is becoming more important. To remain competitive, businesses are using high-speed connections to access and provide information via the Internet, conduct transactions with customers and suppliers, and communicate more effectively with remote employees. Consumers are also increasingly accessing the Internet to communicate, collect and publish data-intensive information, conduct retail purchases and access online entertainment.

     To meet this demand, a number of local exchange carriers are increasingly offering high-speed Internet access and other services, often over existing telephone lines. The existing lines that comprise the local loop extend from telephone companies' central offices out to businesses and residences. Local exchange carriers are taking advantage of the underutilized capacity of this telephone network infrastructure to deliver high-speed Internet connections to businesses and residences.

EMERGING DSL SERVICES AND LOCAL EXCHANGE CARRIERS

     A number of local exchange carriers are deploying DSL to offer high-speed, cost-effective, access services on existing copper lines. Because DSL networks reuse the existing copper lines extending from telephone companies' central offices to businesses and residences, they can be less expensive to deploy than alternative access technologies. In addition, significant portions of the cost of a DSL network can be deferred until subscribers are added, reducing the initial fixed cost of the network. Other advantages of DSL include the ability to leverage more of the underutilized capacity of the telephone line, offer multiple services on the same line and operate as a dedicated, always-on service, not requiring subscribers to initiate a dial-up connection each time the service is used.

     Challenges to providing DSL service generally include the difficulty in identifying, installing and determining the quality of a particular line, and the expense of deploying and maintaining DSL service using traditional labor-intensive procedures. The market for DSL-based services is still in a relatively early stage of development and is rapidly evolving. Our future success is substantially dependent upon whether DSL technology gains widespread market acceptance by local exchange carriers, of which there are a limited number, and by end users of their services. Our success is also dependent upon whether we can successfully penetrate the incumbent local exchange carrier market and whether local exchange carriers in general can obtain adequate financing to fund the buildout of their DSL networks and the purchases of our products. An incumbent local exchange carrier is a communications company that held an exclusive license to offer local telephone services prior to the U.S. Telecommunications Act of 1996 or similar legislation in other countries. Examples include the regional Bell operating companies in the United States.

     The primary alternative methods of providing high-speed Internet access include cable modems, wireless technology and satellite technologies. Cable modem service targets the residential market and theoretically can provide faster download speeds than DSL, if access is provided over a line with a single user. However, because of the cable modems' method of data transmission and cable layout patterns, all cable modem users in a particular neighborhood share the same bandwidth, and download speeds decrease as the number of users in that neighborhood increases. Both wireless and satellite technologies enable users to transmit and receive information using radio frequencies at transmission speeds close or comparable to DSL transmission speeds. However, neither of these technologies provides an alternative method for incumbent local exchange carriers to make use of their existing physical infrastructure for analog voice services. In addition, as with DSL technology, neither wireless nor satellite technology has achieved widespread acceptance. Technology for providing high-speed data services is rapidly evolving, however, and our success will depend upon DSL technology remaining competitive with these and other emerging technologies.

     In the mid-to-late 1990's, various competitive dynamics prompted local exchange carriers to target either the consumer or business market segments using DSL technology. Cable operators, such as AT&T@Home and RoadRunner, began delivering high-speed consumer services, prompting the incumbent local exchange carriers to respond by accelerating their investments in DSL technologies. To date, incumbent local exchange carriers have generally focused their DSL deployments on the consumer segment by using versions of DSL that work in conjunction with existing analog voice services as well as the associated line maintenance procedures. However, these consumer-oriented versions of DSL typically have limitations that make them unattractive for businesses. We believe many incumbent local exchange carriers will gradually convert their existing local loop equipment from analog to digital to deliver more competitive business services as well as voice services in a more cost-effective manner.

     Deregulation under the U.S. Telecommunications Act of 1996 and similar legislation in other countries enabled competitive local exchange carriers to provide competing services. It also eliminated a substantial barrier to competitive local exchange carriers by allowing access to the incumbent local exchange carriers' facilities in order to utilize the existing local loop network infrastructure. Many of these competitive local exchange carriers are new companies without a significant installed base of traditional analog voice equipment and as a result are deploying modern DSL equipment and implementing new telephone line maintenance procedures in the incumbent carriers' facilities. This has enabled a number of competitive local exchange carriers to use the local loop to offer competitively priced, high-speed services to business customers.

     In November 1999, the Federal Communications Commission ordered that both competitive local exchange carriers and incumbent local exchange carriers share the same physical copper telephone line for delivering services to the customer under an arrangement known as line sharing, by June 2000. Line sharing is generally implemented by installing a signal splitter that offers competitive local exchange carriers access to the higher frequency signals used to deliver DSL services on the copper line. This arrangement leads to operational challenges, however, because the signal splitter impairs the ability to properly test and qualify the copper line and because competitive and incumbent local exchange carriers require different line testing, maintenance and monitoring capabilities. In addition, the incumbent and competitive local exchange carriers have yet to work out many of the implementation issues relating to line sharing. For example, it has yet to be determined whether the incumbent or the competitive local exchange carrier will purchase, install and maintain the signal splitter. Until these issues are resolved, we believe that implementation of line sharing equipment will be delayed.

DSL LINE INSTALLATION AND MAINTENANCE

     Competitive local exchange carriers gain access to the local loop and deploy DSL by leasing space in an incumbent local exchange carrier's central office, installing network equipment in this space and leasing specific copper telephone lines to connect subscribers. Incumbent local exchange carriers must connect copper lines as requested from the competitive local exchange carriers' leased space to subscriber locations, a process that tends to be labor intensive. When a competitive local exchange carrier orders a line to be connected from their equipment to the subscriber's site, the incumbent local exchange carrier's personnel must manually complete one or more connections. These include connections inside the central office, at the subscriber's site and possibly at various points throughout the local loop.

     The process above varies somewhat if the DSL services are ordered directly through the incumbent local exchange carrier or if the DSL services are deployed in a line sharing arrangement. In these cases, the incumbent local exchange carrier will not have to provision a new copper line if an existing line is delivering voice services to the subscriber. However, the DSL service order must still be processed, the copper line must still be connected to the appropriate DSL access multiplexer, the existing circuit must be qualified for DSL services, the carrier network must be configured and the necessary customer premises equipment must be installed. A DSL access multiplexer receives signals from multiple DSL connections and puts the signals on a larger, high-speed transmission line.

DSL DEPLOYMENT CHALLENGES

     Despite the new revenue opportunity DSL provides for local exchange carriers, there are several major challenges in deploying and maintaining a new DSL infrastructure that have slowed deployment. The challenges include:

     Manual DSL Installation is Difficult, Expensive and Labor Intensive. DSL installation requires one or more connections to the copper line in a process that traditionally relies on manual labor and hand-held test tools. A common problem that arises with local exchange carriers deploying DSL is human error in installing the copper line. To ensure that the line has been correctly connected, technicians rely on standard analog voice tools that attach to the copper lines at any point in order to correctly identify the line. This technique relies upon incumbent local exchange carrier voice equipment that generates audible dial tones as well as an audible identification code associated with a particular line. Since a competitive local exchange carrier's DSL lines are not connected to this voice equipment, an audible dial tone is not available. Without this line identification information, connections are often performed incorrectly at one or more of the various points throughout the network. Discovering and correcting these mistakes by dispatching service personnel into the field is costly and leads to delays in establishing service.

     DSL Services are Dependent on Copper Line Length and Quality. DSL operates at higher frequencies than traditional analog voice service and is therefore more dependent on the length and quality of the copper line and more easily affected by electrical interference. Because various devices connected to, or faults occurring on, the copper line can cause problems for DSL, they must be identified in advance so that the line can be properly prepared for DSL service. In addition, a greater range of frequencies must be monitored to fully qualify the line and detect electrical interference. For local exchange carriers to efficiently maintain DSL services, they must be able to qualify and monitor copper lines. Where DSL and voice services are delivered over the same line or in line sharing arrangements, local exchange carriers face additional operational challenges such as the inability to perform comprehensive testing from certain points in the network. To date, a significant amount of on-site labor and expensive hand-held test equipment has been required to install, qualify, maintain and troubleshoot lines for DSL.

     DSL Maintenance is Complex. Because DSL runs on the local loop, DSL networks require local exchange carriers to deploy DSL equipment in a large number of central offices or remote terminals in order to provide service in a broad geographic region. Local exchange carriers must sometimes send technicians to individual central offices to reconnect lines, to correct equipment failures or to change subscriber services. For example, in the event of a DSL access multiplexer failure, the local exchange carrier would need to either replace the defective equipment or manually reconnect the subscriber lines around the failure. These on-site service calls to the central office or remote terminals can be costly and lead to delays in service availability. Given the ramp up in the deployment of DSL technology and the need for guaranteed levels of service, local exchange carriers are increasingly automating and remotely managing activities related to DSL deployment and maintenance.

NEED FOR A PURPOSE-BUILT SOLUTION

     Given the historically exclusive use of the copper local loop infrastructure by incumbent local exchange carriers for voice traffic, most equipment vendors have focused on the needs of the incumbent local exchange carriers and their traditional analog voice services. These vendors have not developed products optimized for the unique requirements of new digital services, competitive local exchange carriers and line sharing arrangements. Traditional systems, often based on proprietary software, are difficult and expensive to integrate with new DSL equipment and modern operational support systems. We believe widespread deployment of competitive DSL services requires new infrastructure equipment with standard interfaces providing for the automation and remote management of line installation, qualification and maintenance that would otherwise be manually implemented.

THE TURNSTONE SOLUTION

     Our products improve the efficiency of installing and managing DSL services while delivering the high levels of reliability and scalability needed in a large, complex network.

     We believe that our CX100 product family is the first solution designed and built specifically to enable local exchange carriers deploying DSL to automate and remotely control the installation, qualification and maintenance of copper telephone lines in a local loop. Our CX100 product family consists of the Copper CrossConnect CX100 and associated modules and the CrossWorks suite of software applications. The CX100 product family is designed specifically to enable the rapid and efficient deployment of high-speed digital services on the existing local loop.

     Our Smart Splitter SX500 platform, which was introduced in November 2000, enables loop management for incumbent local exchange carriers deploying residential DSL and voice services over the same line, and for line sharing arrangements. The SX500 offers signal splitting functionality, line testing access at all points of the network and an open interface that can be compatible with existing network operational support systems. Local exchange carriers can interface the SX500 with any testing platform, including the CX100.

     The CX100 and SX500 are typically deployed between one or more DSL access multiplexers and the copper subscriber lines. Additional modules can be added over time as subscriber count increases and as more modules are added to DSL access multiplexers. CrossWorks can operate independently or be integrated with a local exchange carrier's operational support system, enhancing efficiency and scalability.

     The benefits of our solution include:

     Rapid and Efficient DSL Deployment. Our products enable carriers to remotely perform line qualification, testing and maintenance on any line connected through the system. Accurate line qualification and testing enable local exchange carriers to rapidly and efficiently deploy DSL services and reduce installation and labor costs. Our products provide local exchange carriers with critical testing capabilities, including traditional tests performed on analog lines as well as advanced tests that are appropriate for DSL network environments. Our customers can remotely confirm if a particular copper line is properly connected into the central office, and whether it can support a specific type and speed of DSL service prior to deploying field personnel for installation at the subscriber site. Our products can also generate audible tones on any set of lines, providing field personnel with a convenient mechanism for ensuring lines are correctly connected during DSL installation. These features are also useful for performing fault isolation and maintenance on DSL subscriber lines after service is installed and operational.

     Improved Network Reliability. Our products improve network reliability and availability by providing local exchange carriers with remote service modification and restoration capabilities, enabling local exchange carriers to offer guaranteed levels of service. For example, in the event of a DSL access multiplexer failure, our customers can rapidly restore services by remotely reconnecting the affected lines around the problem, a process we call protection switching. Carriers can also use the protection switching capability to remotely modify a customer's service type quickly and cost effectively. The ability to remotely modify a customer's services is useful for handling unforeseen installation problems or responding quickly to service change requests without the requirement for costly on-site labor.

     Automated Operations. Our CrossWorks software operates in conjunction with the CX100 to automate the collection, analysis and archiving of information regarding subscribers, line assignments, test histories and other information. Raw test data can be automatically gathered at programmed intervals and analyzed, generating pass/fail notifications based on user-defined thresholds for particular services. All of the information is automatically stored and is available for future troubleshooting or trend analysis. CrossWorks also includes automated network administration capabilities such as software upgrades, backups and alarm tracking. CrossWorks may be integrated with service providers' existing operational support systems using open, standard interfaces or operated as a stand-alone application.

     Compatible with all Services and Platforms and in Line Sharing Arrangements. Our products are designed to be compatible with all types of local loop services, DSL access multiplexers and in the case of the SX500, all testing platforms. A single CX100 or SX500 may be deployed with multiple DSL access multiplexers from a variety of vendors, including Alcatel, Cisco, Copper Mountain, Lucent, Nokia and Paradyne. Where DSL and voice services are delivered over the same line or in line sharing arrangements, the SX500 can be accessed by any testing platform, including the CX100. With our solution in place, local exchange carriers can deploy next-generation equipment to support emerging DSL services as well as leverage existing investments in networking equipment that support more traditional services.

STRATEGY

     Our objective is to be the leading provider of products to enable local exchange carriers to automate and remotely control the installation, qualification and maintenance of copper telephone lines for DSL service. Key elements of our strategy include:

     Penetrate the Incumbent Local Exchange Carrier Market and New International Markets as They Emerge. We believe our established position in the competitive local exchange carrier market will better enable us to penetrate incumbent local exchange carriers and local exchange carriers in other countries who will gradually convert their installed base of analog voice equipment to more efficient DSL equipment due to superior economics, demand for new services and continued deregulation. We intend to continue to develop products specifically targeted at incumbent local exchange carriers, such as our SX500 platform. We also intend to add more features to make our solutions more attractive to incumbent local exchange carriers and to local exchange carriers in other countries. We plan to continue to expand our sales, marketing and support capabilities to meet the growing demand for high-speed access solutions and increase our brand recognition both domestically and internationally.

     Increase Penetration in the Competitive Local Exchange Carrier Market. Our initial target customers were competitive local exchange carriers specifically focused on offering DSL services to business users. We expect that this target market will continue to mature as new competitive local exchange carriers emerge, as established competitive local exchange carriers supplement their existing services with DSL service offerings for businesses and as the market experiences consolidation. We believe our early success with competitive local exchange carriers such as Covad Communications, McLeodUSA, Inc., Mpower Communications (formerly MGC Communications), Qwest Communications International Inc. (formerly U.S. West), Rhythms NetConnections, Riodata GmbH and XO Communications (formerly Nextlink) will better enable us to market to other competitive local exchange carriers as they deploy DSL.

     Enhance Product Offerings. We believe that our core product offerings can be enhanced to offer better value to existing and new customers. We plan to continue adding features and functionality to increase the utility and applicability of our product offerings. Since our products have been deployed by a number of our customers, we have developed an understanding of the challenges facing these carriers. This knowledge enables us to design additional features and capabilities into our products. We expect to invest significant development resources in the areas of service qualifications, network management, operational support system interfaces and manufacturing cost reductions. In addition, we have obtained regulatory approvals and certifications so that our products may be deployed in several European and Asian jurisdictions. We intend to seek the necessary regulatory approvals and certifications so that our products may be deployed widely outside of the United States.

     Develop Relationships with Original Equipment Manufacturers and
Resellers. Although we primarily market our products through our direct sales force, we believe original equipment manufacturer relationships can enhance our market position and make us a more attractive vendor to a broader base of customers. We have an original equipment manufacturer relationship with Lucent Technologies, who has chosen to resell the CX100 as a co-branded system, and with several international resellers. We expect these relationships to expand our distribution and customer support capacity internationally as well as satisfy the equipment financing requirements of certain customers. In the future, we expect to develop other original equipment manufacturer and reseller relationships in order to penetrate additional customer segments and market our products in international markets.

     Leverage Relationships with Complementary Vendors. Our products are compatible with a variety of DSL equipment as well as analog telephone equipment. The CX100 or SX500 may be used with multiple DSL access multiplexers from a number of vendors, including Alcatel, Cisco, Copper Mountain, Lucent, Nokia and Paradyne. Because our solution is complementary to DSL access multiplexers, we believe DSL access multiplexer vendors are likely to recommend our products to their customers. We intend to make our products an attractive complement to all DSL access multiplexer vendors and to further encourage joint sales and marketing activities. We are also working with vendors of hand-held line test equipment in order to provide more sophisticated capabilities.

     Outsource Manufacturing. We outsource manufacturing of our products including material procurement, board level assembly, final assembly, test and shipment to our customers. We use automated design, manufacturing and test processes to minimize cycle times and improve product quality. We believe that continuing this arrangement will lower our manufacturing costs, provide us with more flexibility to scale our operations to meet changing demand and allow us to focus our engineering resources on new product development and product enhancements.

PRODUCTS

     Our products are designed to be deployed in a telephone company's central offices or remote terminals between one or more DSL access multiplexers and the copper subscriber lines. Modules may be added over time as subscriber count increases and as more DSL access multiplexer modules are added. With the CX100 our customers can remotely qualify and monitor copper lines as well as verify connections to subscriber sites.

With the SX500 our customers can implement complete loop management solutions for delivering residential DSL and voice services over the same copper line, and for line sharing arrangements. We also offer a suite of software modules, called CrossWorks, which enables our customers to more efficiently control our products, enhancing remote or automated management of the local loop. We expect that these core technologies will serve as the basis for future generations of products.

     Copper CrossConnect CX100. The CX100 is a modular product designed for central office and remote terminal environments and is compliant with network equipment building standards. The base system, which depends on customer configuration, typically consists of one CX100 chassis, one P150 module that provides the management and control functions of the CX100 and one or more L140 modules that provide access to copper telephone lines. The base system is installed and fully cabled in a central office or remote terminal, with additional modules added over time as subscriber count increases and as more DSL access multiplexer modules are added. All modules may be inserted or removed while the system is operational and are automatically recognized and inventoried by the system upon insertion. All modules, indicators and switches are accessible from the front of the system, consistent with current industry practices. The CX100 supports dual 48-volt power feeds. In the event of loss of power, the CX100 maintains all connections with no loss of subscriber service. The CX100 chassis is available in 19 and 23 inch configurations. The 19 inch version supports 425 lines, and the 23 inch version supports 550 lines. The following modules are currently available for the CX100:

     - P150. The P150 module provides management and control functions for the CX100 and has line qualification functionality and the capability of testing lines for use of the integrated services digital network standard. The P150 supports Ethernet, serial port or dial-up modem access for management, as well as access for interfacing to external test gear.

     - L140. The L140 module provides access to the P150 and connections for up to 25 copper lines. Additional L140 modules may be added over time as subscriber count increases and as more DSL access multiplexer modules are added.

     - M101. The M101 module provides a six-port Ethernet hub and four contacts for monitoring physical alarms in central offices. This optional module provides a convenient management connectivity solution between multiple network products within the central office.

     - M120. The M120 module provides an eight-port terminal server and modem for remote management and monitoring of multiple network devices in central offices.

     Smart Splitter SX500. The Smart Splitter SX500 is a modular product that incorporates signal splitting and test access for the efficient provisioning of residential DSL and voice services over the same line and in line sharing arrangements. The base system, which depends on customer configuration, typically consists of one SX500 chassis, one SP50 module that provides management and control functions and test access out to the subscriber and one or more SL24 splitter modules that provide signal splitting functionality and test access towards the voice switch or DSL access multiplexer. Additional modules may be added over time as subscriber count increases. All modules may be inserted or removed while the system is operational, and a continuous dial tone is assured even during these module changes. The SX500 supports dual 48-volt power feeds. In the event of loss of power, the SX500 functions as a passive signal splitter and does not disrupt voice and DSL services. The SX500 is available in the 19 inch configuration which supports 456 splitters, and the 23 inch version which supports 576 splitters. The following modules are currently available for the SX500:

     - SP50. The SP50 module performs system management and control for the SX500 and enables test access for the portion of the network extending out to the subscriber site.

     - SL24. The SL24 module provides signal splitting functionality for up to 24 lines and enables test access for the portion of the network extending towards the voice switch or the DSL access multiplexer.

     CrossWorks. CrossWorks is a suite of software products that enable service providers to automate physical management of a large volume of copper lines when using CX100 systems. When the CX100 and the

SX500 systems are deployed together, CrossWorks can be used to manage both systems. CrossWorks employs a client-server architecture that offers flexible integration with existing operational support systems. The CrossWorks server, which performs most of the automation work, can be accessed via standard interfaces, such as common object request broker architecture, commonly known as CORBA, JAVA, remote method indication, commonly known as RMI, simple network management protocol, commonly known as SNMP, or distributed component object model, commonly known as DCOM, allowing a service provider to use its own user interface. Alternatively, a service provider can use CrossWorks as a standalone client-server application. With either of these approaches, CrossWorks is designed to interface with the service provider's existing database through a standard application programming interface. These options are designed to provide the service provider with automated system capabilities while leveraging its existing operational support systems infrastructure.

CUSTOMERS

     For the year ended December 31, 2000, our nonexclusive original equipment manufacturer relationship with Lucent Technologies accounted for approximately 19% of our revenues and no other customers accounted for more than 10% of our revenues. The following is a representative list of our customers as of December 31, 2000: Covad Communications, DSL.net, McLeodUSA, Inc., Mpower Communications (formerly MGC Communications), Qwest Communications International Inc. (formerly U.S. West), Rhythms NetConnections, Riodata GmbH and XO Communications (formerly Nextlink). We have no long-term contracts with any of our customers, and they may reduce or discontinue their purchases at any time.

SALES AND MARKETING

     We sell and market our products through our direct sales force, indirect channels and through participation in affiliation programs.

     Direct Sales. As of December 31, 2000, our direct sales effort in North America was directed by 8 account managers. We also had 6 account managers based internationally in Australia, Germany, New Zealand and the United Kingdom. Our direct sales efforts are primarily focused on incumbent local exchange carriers and international carriers who are beginning to deploy DSL and competitive local exchange carriers that are financially stable. We plan to continue to expand our direct sales organization internationally in the future. We also have 17 systems engineers who support our account managers and work with customers' engineering and operations personnel to improve their ability to use and integrate our products. Direct sales accounted for approximately 81% of our revenues for the year ended December 31, 2000.

     Indirect Sales. We and Lucent Technologies, a leader in the global telecommunications equipment market, are parties to an original equipment manufacturer agreement. Under this agreement, we co-brand the CX100 with Lucent, which resells the CX100 products. Lucent offers DSL access equipment and services, including vendor financing, which facilitate the sale of our products and services. Lucent generally provides first level support for our products to its customers. Our agreement allows Lucent to sell our product on a worldwide, nonexclusive basis. Under our agreement, Lucent provides monthly, nonbinding, twelve-month forecasts of Lucent's anticipated orders. The contract contains no minimum purchase requirements and is terminable by Lucent at any time. Products are shipped against individual purchase orders. The agreement expires in August 2002 but may be renewed by agreement of both parties for an additional twelve month period. We have also entered into nonexclusive, territory-based arrangements with several international resellers. These arrangements typically have one-year renewable terms, contain no minimum purchase requirements and are terminable by either party at any time.

     Affiliation Programs. We have worked to make our hardware products interoperable with complementary products of other equipment providers in order to enable us to jointly offer a more comprehensive solution for deploying DSL services. Hardware companies with which we have affiliated with are AccessLan Communications, Inc., ADTRAN, Inc., Alcatel Alsthom S.A., Cisco Systems, Copper Mountain Networks, Inc., Lucent, Paradyne Corporation and Sunrise Telecom Inc. We have also initiated the CrossWorks Back Office Network Development program whereby we work with other leading vendors and system integrators to accelerate the development of next generation back office systems that enable DSL service providers to fully automate installation, management and maintenance of copper telephone lines. Vendors and systems integrators with which we are currently affiliated are BusinessEdge Solutions, Cygent Inc., Cap Gemini Ernst & Young LLP, Nightfire Software Inc., Syndesis Limited and Vitria Technology, Inc.

     Our marketing organization is responsible for sales support activities, product presentations, documentation and pricing, as well as new product and feature definition. Our marketing organization also performs activities such as marketing communications, joint marketing with affiliates, marketing research, trademark administration and other support functions.

CUSTOMER SERVICE AND SUPPORT

     We believe a high level of continuing service and support is critical to our long-term success. We offer comprehensive hardware and software maintenance and support programs for our products. The majority of our service and support activities are related to training, troubleshooting and network management. These services are provided by telephone, email and directly at customer locations using personnel from our customer support group. We also offer various training courses for our direct customers and original equipment manufacturers.

RESEARCH AND DEVELOPMENT

     We have assembled a team of highly skilled engineering professionals who are experienced at designing data networking equipment and network management software. Our engineering personnel have expertise in a number of fields, including digital loop carrier design, voice and data switching technology, local loop equipment design and operations support systems. During the year ended December 31, 2000, we spent $18.7 million on research and development. As of December 31, 2000, we had a total of 85 employees engaged in research and development.

     We believe that our future success depends on our continued ability to adapt to the rapidly changing local loop market, to maintain our expertise in management of the local loop and to continue anticipating and satisfying our customers' evolving needs. We continually review and evaluate technological and regulatory changes affecting the local exchange carrier market and seek to offer products and capabilities that solve customers' operational challenges and improve their efficiency.

     Through our research and development efforts, we created our CrossWorks suite of software products that enable more efficient integration of our CX100 systems' functions into our customers' operations support systems. We believe that our extensive experience designing and implementing high-quality network components has enabled us to develop high-value integrated systems solutions.

     We are currently investing significant resources in operational support systems interfaces and capabilities, automated testing, new modules optimized for specific applications and support for additional industry standards, including international compliance testing for our products.

COMPETITION

     The market for telecommunications equipment is highly competitive. A number of companies that have traditionally produced products for analog voice networks also sell products that compete with ours. These companies include: Harris Corporation, Hekimian Laboratories, a division of Spirent plc, Inrange Technologies Corporation, Lucent Technologies, Nokia Corporation, Nortel Networks, Teradyne Corporation and Tollgrade Communications. In addition, a number of smaller companies are expected to introduce products that will compete with ours.

     We also compete with DSL equipment providers including Lucent, Nortel, Nokia and Alcatel, who have announced plans to incorporate competitive features and functionality into their DSL access multiplexers. To the extent we expand the capabilities of our products to incorporate functionality traditionally contained in other equipment, we may also face increased competition from other vendors.

     Remaining competitive in our markets will require a continued high level of investment in research and development, marketing, and customer service. The principal competitive factors in our market include:

     - speed of new product introductions to market;

     - depth of product functionality;

     - ease of installation, integration and use;

     - system reliability and performance;

     - price and financing terms;

     - technical support and customer service;

     - size and stability of the vendor's operations; and

     - compliance with government and industry standards.

     Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully. The markets for high-speed telecommunications products are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, changes in end user requirements and evolving industry standards. The emerging nature of these products and services and their rapid evolution requires us to continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. Current or future competitors may foresee the course of market developments more accurately than we do and may introduce products incorporating superior or alternative technologies that could render our products obsolete.

     Our products are primarily used in DSL-based service applications that use copper lines. Numerous other high-speed access technologies, including cable modems, satellite technology and wireless technologies compete with DSL-based services. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products. The properties of copper lines limit the speed and distance over which data can be transmitted. Service levels degrade as distance from the central switching station increases. Other competing technologies, such as wireless and cable, are not subject to such limitations. Our products may become obsolete as a result of the development of competing technologies that are more reliable, faster and less expensive than DSL.

MANUFACTURING

     Our manufacturing operation is entirely outsourced. We and A-Plus Manufacturing, a division of C-MAC Industries Inc., are parties to a contract manufacturing agreement, under which we subcontract manufacturing of our products. A-Plus Manufacturing, located in San Jose, California, is an established contract manufacturer with ISO 9002 and Telecordia, formerly Bellcore, certifications. These certifications relate to the manufacturer's compliance with industry standards for quality control procedures and telecommunications products. This subcontracting arrangement includes material procurement, board level assembly, final assembly, test and shipment to our customers. We utilize automated design, manufacturing and test processes to minimize cycle times and improve product quality. We design and implement all of the tests that are required to meet internal and external quality standards, and routinely monitor product quality via on-site inspections. This arrangement provides us with the following benefits:

     - we operate without substantial space dedicated to manufacturing operations;

     - we conserve a significant portion of the working capital that would be required for funding inventory; and

     - we can more easily adjust manufacturing volumes to meet changes in demand.

     A combination of standard parts and components are used, which are generally available from more than one vendor, and a number of key components are purchased from sole or limited source vendors for which alternative sources are not currently available. In most cases, there are no guaranteed supply arrangements with these suppliers, and we or our contract manufacturer may fail to obtain these supplies in a timely manner in the future. Delivery delays, supply interruptions or the discontinuation of these components could result in delays or reduction in product shipments and revenues. In addition, the purchase of these components on a sole source basis subjects us to risks of price increases and potential quality assurance problems.

     Our contract manufacturer currently purchases key components for which there are currently no substitutes available from approximately 8 suppliers. All of these components are critical to the production of our products, and competition exists with other manufacturers for these key components. While alternative suppliers may be available, we must first identify these suppliers and qualify them. Qualifying additional suppliers is time-consuming and expensive. We cannot be certain that we will be able to qualify or identify alternative suppliers in a timely fashion, or at all. In addition, our contract manufacturer may not be able to obtain sufficient quantities of these components from existing or future suppliers on the same or substantially the same terms as are currently available. Consolidations involving suppliers could further reduce the number of alternatives and affect the cost of components. An increase in the cost of components could make our products less competitive and result in lower margins. Financial or other difficulties faced by these suppliers or significant changes in market demand for these components could limit the availability of these components. Any interruption or delay in the supply of any of these components, or an inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers, cause us to lose sales to existing and future customers and harm our operating results and financial condition.

     In addition, lead times for some of the materials and components we use are very long and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Our contract manufacturer also may experience shortages of components from time to time, which also could delay the manufacturing of our products. Additionally, long lead times for some materials and components have in the past, and may in the future, cause us to attempt to mitigate these lead times by purchasing inventories of some parts ourselves, increasing our costs, the risk of the parts' obsolescence and the risk of incurring supply contract cancellation fees if we overestimate our component requirements. Limited sources of supply of, and competition with other manufacturers for, key components may increase the price we pay to obtain these components and lower our gross margins. If we fail to carry a sufficient inventory of long lead time items, if lead times increase or if demand for our products increases unexpectedly, we may have insufficient access to components necessary to meet demand for our products on a timely basis. If demand for our products decreases unexpectedly, which we have experienced in the past and may experience in the future, we may have excess inventory and incur supply contract cancellations fees.

INTELLECTUAL PROPERTY

     We rely on a combination of copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our intellectual property. We have filed six patent applications to date. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our intellectual property as fully as in the United States. Other parties may independently develop competing technology. Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property, and any issued patents may be challenged by third parties. Any failure to adequately protect our intellectual property could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues.

     We employ many types of intellectual property in the development and manufacturing of our products. We believe that the loss of all or a substantial portion of our intellectual property could have a material adverse effect on our results of operations. Our intellectual property protection measures might not be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. Any necessary licenses might not be available on reasonable terms. To date, we have not been notified that our products infringe the proprietary rights of third parties, but in the future third parties might claim infringement by us with respect to our current or future products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

     We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.

     We have registered Turnstone Systems, the Turnstone Systems logo, Copper CrossConnect CX100 and Smart Splitter SX500 as trademarks. Each trademark, trade name or service mark of any other company appearing in this prospectus belongs to its holder.

EMPLOYEES

     As of December 31, 2000, we had a total of 160 employees based in the United States, 35 employees based in New Zealand and 8 employees based in various other international jurisdictions. Of the total, 85 were engaged in research and development, 58 were engaged in sales, marketing and customer support, 27 were engaged in operations, and 33 were engaged in administration and finance. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good.

RISK FACTORS

     In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Turnstone and its business because such factors currently may have a significant impact on Turnstone's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in Turnstone's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

WE HAVE LOST MONEY IN THE PAST, ARE CURRENTLY EXPERIENCING LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

     We have experienced losses in the past and were not profitable on an operating basis for the fourth quarter of fiscal 2000. Our stock price declined substantially in the fourth quarter of fiscal 2000. If we do not succeed in generating significant revenue growth, we will not be able to achieve profitability and the market price of our common stock may decline further. We expect to continue to incur significant product development, sales and marketing and administrative expenses. In particular, we anticipate that our expenses will increase substantially in the next 12 months as we:

     - increase our sales and marketing activities, particularly by expanding our incumbent local exchange carrier and international sales and support organization;

     - develop our technology, expand our existing product lines and add new features to penetrate new markets; and

     - develop additional infrastructure and hire additional management.

     Our operating expenses are largely based on currently anticipated revenue trends, which may not be realized, and a high percentage of our expenses are and will continue to be fixed in the short term. We will need to generate significant revenues to offset these expenses and achieve profitability.

OUR LIMITED OPERATING HISTORY AND THE LIMITED OPERATING HISTORY OF MANY OF OUR CURRENT CUSTOMERS MAKE FORECASTING DIFFICULT, AND IF OUR OPERATING RESULTS ARE BELOW EXPECTATIONS, THE PRICE OF OUR COMMON STOCK WILL DECLINE.

     As a result of our limited operating history, it is difficult to forecast accurately our revenues and operating expenses. Specifically, we began operations in January 1998, began shipping the CX100 in the first quarter of 1999 and introduced the SX500 in November 2000. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving. In addition, we are experiencing limited visibility and continued uncertainty with respect to many of our competitive local exchange carrier customers, who also have limited operating histories and who have recently faced financial difficulties. These financial difficulties have caused and may continue to cause our customers to cancel or reduce their orders of our products or to become delinquent in their payments for our prior sales to them. If our customers continue to reduce orders for our products or become unable to pay for products already ordered, our operating results will fall below our expectations and the expectations of investors and market analysts, and the price of our common stock will decline.

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

IF WE FAIL TO PENETRATE THE INCUMBENT LOCAL EXCHANGE CARRIER MARKET, OUR ABILITY TO GROW OUR BUSINESS WILL BE JEOPARDIZED.

     Previously, our sales efforts have primarily been focused on competitive local exchange carriers. We have shifted our focus to penetrating the incumbent local exchange carrier market and face a number of new challenges, including our inexperience selling to incumbent carriers, a very long sales cycle, competition from established suppliers and stringent customer service and support requirements. In addition, the incumbent carriers may be reluctant to make additional infrastructure investments or to purchase products from a supplier with whom they have not previously worked. If we cannot overcome these challenges and penetrate the incumbent local exchange carrier market, our growth will be slowed and we may not achieve profitability.

SUBSTANTIALLY ALL OF OUR REVENUES COME FROM NEW AND EMERGING COMPETITIVE LOCAL EXCHANGE CARRIERS, WHOSE INABILITY TO OBTAIN CAPITAL IS CAUSING THEM AND MAY CONTINUE TO CAUSE THEM TO REDUCE OR DISCONTINUE THEIR PURCHASES OF OUR PRODUCTS.

     Because our current customer base consists principally of new and emerging businesses, we will not be able to increase our revenues if their business models, which are largely unproven, are not successful or if their financial conditions continue to deteriorate. To date, our customers have consisted principally of competitive local exchange carriers. These carriers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Recently, many of these carriers have had difficulty in obtaining or have been unable to obtain financing and have either reduced or discontinued their purchase of our products. A continued reduction in the financing available to our customers, or the inability of our customers to obtain financing, will continue to impair our ability to make future sales as well as to collect amounts due on sales we have already made. In addition, we may choose to provide financing to our customers, which will subject us to additional financial risk and may cause us to incur additional losses. The telecommunications service provider industry has recently experienced consolidation. The loss of a customer, through industry consolidation or otherwise, could reduce or eliminate our sales to that customer.

IF OUR CUSTOMERS ARE UNABLE TO ACQUIRE AND RETAIN DSL SUBSCRIBERS, THEY MAY CURTAIL THEIR DSL DEPLOYMENT PLANS AND REDUCE THEIR PURCHASES OF OUR PRODUCTS OR CONTINUE TO HAVE PROBLEMS PAYING FOR OUR PRODUCTS.

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

     Recently, because of their inability to obtain additional financing or generate sufficient revenues to fund their operations, a number of our customers have become delinquent in their payments for our prior sales to them. As of December 31, 2000, eight of our customers were experiencing financial difficulties and were not able to stay current in their payments. As a result, during the fourth quarter of 2000 we recorded a charge to our bad debt reserve for the receivables of these customers. We cannot assure you that we will ever be able to collect any payments from these customers. Two of these customers, Digital Broadband Communications, Inc. and Vectris Communications, Inc., have filed for bankruptcy protection. With respect to them or any of our customers that have sought or may seek bankruptcy protection in the future, the bankruptcy court may require us to return some or all of the payments we received from them prior to their bankruptcy filing. The inability of our customers to pay us for prior sales we made to them has and will continue to have a negative impact on our operating results.

OUR CUSTOMERS HAVE AND MAY CONTINUE TO MAKE AVAILABLE FOR SALE LARGE QUANTITIES OF OUR PRODUCTS IN THE PUBLIC MARKETPLACE AT DISCOUNTED PRICES, WHICH COULD RESULT IN LOST SALES AND LOWER GROSS MARGINS FOR US.

     Recently, a number of our customers have decided to scale back or discontinue their network buildouts or have filed for bankruptcy. As a result, these customers have and may continue to make available for sale large quantities of our products in the public marketplace, often at discounted prices. If our prospective customers choose to purchase our products from these customers instead of from us, our sales may decline. In addition, we may experience pricing pressures as a result of the excess supply of our products in the marketplace, which could force us to lower our average selling prices and reduce our gross margins.

THE CX100 AND SX500 ARE CURRENTLY OUR ONLY VOLUME PRODUCT OFFERINGS, AND IF THEY FAIL TO ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GROW OUR REVENUES.

     Our future growth and a significant portion of our future revenue depend on the success of our CX100 and SX500 platforms, which are the only two volume products that we currently offer. Accordingly, failure of the CX100, SX500 or future products to maintain meaningful levels of market acceptance and customer satisfaction would limit our sales and our revenue growth. We only began shipping the CX100 in the first quarter of 1999, and have not yet recognized any revenue from the SX500, which was introduced in November 2000. Many potential customers who have evaluated the CX100 or SX500 have not yet deployed the product in production network environments and may choose not to deploy our current products or any of our future products. Other potential customers may have already deployed another technology and may therefore be unwilling to deploy the CX100 or SX500.

     Even when customers do purchase and deploy our products, due to the variety and complexity of environments in which the CX100 or SX500 is installed, the installed product may not operate as expected. Failure of our products to operate as expected could delay or prevent their volume deployment, which could decrease our revenues and increase our expenses as we devote additional development resources to improving product performance. The success and deployment into our customers' networks of our products will also depend on customer satisfaction with our products and numerous other factors, including:

     - the realization of operating cost efficiencies for our customers when our products are deployed and our customers' ability to quantify these operational efficiencies;

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

     We began recognizing revenues from the CX100 in the quarter ended March 31, 1999. The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one of our major customers or a reduction or delay in purchases of our products from any one of these customers would cause our revenues to decline and could cause our stock price to decline if our revenues are below analysts' expectations. Revenues from significant customers as a percentage of our total revenues for the years ended December 31, 2000 and 1999 were as follows:

                                                            2000         1999
                                                        -------------    ----
Lucent Technologies...................................            19%    15%
Rhythms NetConnections................................  Less than 10%    41%
Network Access Solutions..............................  Less than 10%    19%
Covad Communications..................................  Less than 10%    11%

     We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. In addition, a small number of customers may account for substantially all of our revenues in any particular quarter, and these customers may change from quarter to quarter. We have no long-term contracts with any customers for the purchase of our products, and customers may reduce or discontinue purchases at any time. Customers may also delay or cancel purchase orders without penalty.

     There are a limited number of local exchange carriers that are potential customers, and this number may not increase in the future. Consolidation among local exchange carriers may increase our reliance on a small number of customers in future periods. Accordingly, our future revenues will depend significantly upon the timing and size of future purchase orders from our largest customers.

     In addition, because we are dependent on a limited number of customers, we expect to experience volatility relating to the budgeting cycles of our customers and the telecommunications industry in general. For example, the telecommunications sector recently experienced a general market downturn and many of our customers have been unable to raise the capital necessary to fund their budgeted buildout plans, and have ceased or significantly reduced their purchases of our products or have been unable to pay or delayed payment for products they had previously purchased. Adverse changes in our revenues or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers have substantially reduced and could continue to substantially reduce the trading price of our common stock. Some of our customers are significantly larger than us and are able to exert a high degree of influence over us. They have sufficient bargaining power to demand low prices and other terms and conditions that may negatively affect our business and results of operations.

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL BUYING PATTERNS OF OUR CUSTOMERS.

     Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. Many of our customers typically establish annual plans for building out their networks at the beginning of each calendar year. To the extent they are completed prior to the fourth calendar quarter, some of our customers may decide to cease or significantly reduce purchases of our products. We cannot be sure, however, that this trend will continue or that additional patterns of seasonality will not occur in international markets as we expand our international operations. Additionally, our customers are affected by a number of other business factors, including capital availability, DSL adoption rates and competition, which could greatly alter their network buildout plans and normal seasonal buying patterns.

THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

     Because the sales cycle for our products is long, our revenues in a given quarter may not meet market expectations if we experience delays in customer orders. In addition, we may have incurred substantial sales and marketing expenses during that quarter, without offsetting revenues. As a result, delays resulting from our lengthy sales cycle could reduce our revenues and decrease our profits, or result in a loss. Specifically, our customers' network planning and purchase decisions normally involve a significant commitment of resources and a lengthy evaluation and product qualification process. The decision to purchase our products is made as part of this network planning process, and our sales cycle can be as long as one year or more. Throughout the sales cycle, we often spend considerable time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase our products, our customers may delay or cancel the deployment of our products. Timing of deployment is unpredictable, can vary widely and depends on a number of factors, many of which are beyond our control, including:

     - customers' current network deployment procedures;

     - customers' level of expertise;

     - status and performance of customers' other network equipment;

     - degree of software development and integration necessary for the customer to deploy our products; and

     - financial and administrative resources of the customer.

INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN OUR LOSING CUSTOMERS OR BEING UNABLE TO ATTRACT NEW CUSTOMERS. AS A RESULT, OUR REVENUE COULD DECLINE OR WE COULD EXPERIENCE LOSSES.

     The market for telecommunications equipment is highly competitive. If we are unable to compete effectively, our revenues could decline, our expenses could increase, and our earnings could decrease or we could experience losses. A number of companies produce products that compete with ours, including Harris Corporation, Hekimian Laboratories, a division of Spirent plc, Lucent Technologies, Nokia Corporation, Nortel Networks, Teradyne Corporation and Tollgrade Communications. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources. In addition, a number of smaller companies are expected to produce products that compete with ours. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter that market, thereby further intensifying competition.

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

     Our contract manufacturer currently purchases a number of key components used in the manufacture of our products from sole or limited sources of supply for which alternative sources are not currently qualified and may not be available. In most cases we and our contract manufacturer have no guaranteed supply arrangement with these suppliers, and we or our contract manufacturer may fail to obtain these supplies in a timely or cost effective manner. Financial or other difficulties faced by these suppliers or significant changes in market demand for, or supply of, these components could limit the availability to us of these components. We have experienced supply delays in the past and may experience delays in the future. Such delays could:

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

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS AND EXCESS INVENTORY OR EXPERIENCE MANUFACTURING DELAYS AND A SHORTAGE OF INVENTORY.

     We have a supply contract with A-Plus Manufacturing, a division of C-MAC Industries Inc., to build our products. We provide product demand forecasts to A-Plus Manufacturing no less than six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, A-Plus Manufacturing may have excess inventory, which we could be obligated to purchase. If we underestimate our requirements,

A-Plus Manufacturing may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues, or add additional costs to our products to expedite delivery of certain long lead time components.

     In addition, lead times for some of the materials and components used in our products are very long and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we or A-Plus Manufacturing fail to carry a sufficient inventory of long lead time items, if lead times increase or if demand for our products increases unexpectedly, we may have insufficient access to components necessary to meet demand for our products on a timely basis. Long lead times for some materials and components have in the past, and may in the future, cause us to purchase inventories of, or enter into supply contracts for, some parts ourselves. This may increase our costs, the risk of the parts' obsolescence and the risk of incurring supply contract cancellation fees if we overestimate our component requirements.

     As of December 31, 2000, we had excess inventory and purchase commitments as a result of customer order cancellations, reductions and delays. As a result, we recorded a charge in the fourth quarter of 2000 to write down our excess inventory and to accrue for our estimated purchase commitments. If our customers continue to cancel, reduce or delay their orders or we fail to attract new customers, we may in the future have to record additional excess inventory charges.

WE DEPEND ON A SINGLE CONTRACT MANUFACTURER THAT HAS NO OBLIGATION TO PROVIDE US WITH FIXED PRICING OR QUANTITIES. IF WE ARE UNABLE TO OBTAIN SUFFICIENT PRODUCTS FROM OUR CONTRACT MANUFACTURER ON ECONOMICAL TERMS, WE MAY NOT BE ABLE TO TIMELY FILL CUSTOMER ORDERS.

     We rely on a single contract manufacturer, A-Plus Manufacturing, a division of C-MAC Industries, Inc., to build our products. If A-Plus Manufacturing is unable to provide us with adequate supplies of high-quality products, or terminates its relationship with us, we may be unable to fulfill customer orders on a timely basis, which may delay the DSL deployment schedules of our customers and strain our relationships with them. Because we currently do not have a long-term supply contract with A-Plus Manufacturing, they are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. Our current supply contract with A-Plus Manufacturing can be terminated by either party with 120 days notice for any reason. If the contract is terminated, we would be required to purchase any excess inventory held by A-Plus Manufacturing, they would no longer be obligated to manufacture products for us and our ability to supply products to our customers could be seriously harmed. We may be unable to develop alternative manufacturing arrangements on a timely basis, or at all. In addition, A-Plus Manufacturing may not meet our future requirements for product quality or timely delivery.

IF WE FAIL TO ENHANCE EXISTING PRODUCTS OR DEVELOP AND SELL NEW PRODUCTS THAT MEET CUSTOMER REQUIREMENTS, OUR SALES WILL SUFFER.

     Our failure to develop products or offer services that satisfy customer requirements would reduce our sales and harm our operating results. Many of our current and potential customers may require product features that our products do not have. In addition, some potential customers have sought to use our products for uses we have not anticipated, and we have been required to determine whether the requested functionality could be integrated into our product. To the extent we are required to add features to our products in order to achieve a sale, our sales cycle will lengthen, and we will incur increased development costs for our products. To increase our sales, we must effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands.

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

FCC REGULATIONS REGARDING LINE SHARING MAY REDUCE THE DEMAND FOR OUR PRODUCTS IF INCUMBENT AND COMPETITIVE LOCAL EXCHANGE CARRIERS DECIDE TO SHARE THEIR LINE MAINTENANCE SYSTEMS.

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

     Errors or other problems in our products could result in:

     - loss of or delay in revenues and loss of customers or market share;

     - failure of our products to achieve market acceptance;

     - diversion of development resources;

     - increased service and warranty costs;

     - legal actions by our customers; and

     - increased insurance costs.

     Because our products are designed to provide critical services, if errors, defects or failures are discovered in our current or future products, or as new versions are released, we may be exposed to significant legal claims. Any claims, with or without merit, could damage our reputation and our business, increase our expenses and impair our operating results. Although we maintain product liability insurance covering some damages arising from implementation and use of our products, our insurance may not fully cover claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

     Our products are designed for large and complex networks. To date, our products have been deployed on a limited basis. Consequently, our customers may discover errors or defects in our hardware or software only after it has been fully deployed and operated as part of their infrastructure in connection with products from other vendors, especially DSL access multiplexers and DSL modems.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS IF WE FAIL TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES TO MARKET AND SELL OUR PRODUCTS.

     Our growth will largely be dependent upon relationships with third parties who market and sell our products. In particular, we and Lucent Technologies are parties to an original equipment manufacturer agreement under which we have agreed to co-brand and sell our products to Lucent. If Lucent reduces its purchases of our products or breaches or terminates the agreement, our business will be harmed. Our agreement does not require Lucent to sell specified volumes of our products. In addition to our CX100 products, Lucent resells products manufactured by Tollgrade, a competitor. Lucent has also introduced DSL access multiplexer products that include some of the same features and functions as our CX100 product. Lucent may choose to sell these alternative products or other competing products instead of our products. We have also entered into nonexclusive, territory-based agreements with several international resellers of our products. If these reseller arrangements are not successful, our international growth may be slowed.

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

     We rely on a single application service provider, AristaSoft Corporation, to provide accounting and operations software and support. If AristaSoft is unable to provide the level and quality of service we currently anticipate, our ability to process orders, ship products, prepare invoices and manage our day-to-day financial transactions will be impaired. Locating and educating a new application service provider or implementing an alternative solution would be time consuming and would put further strain on our management personnel. In addition, the terms of our arrangement with an alternative provider could be less advantageous, which could increase our expenses. AristaSoft began providing information systems and services to us on a regular basis in August 1999, at which time we were their only customer. In December 1999, we entered into a three year agreement with AristaSoft for access to customer service, financial, logistics and manufacturing software. In order for us to realize our business goals, AristaSoft must be able to provide and manage a scalable and reliable information technology infrastructure to support the growth of our business. If AristaSoft is unable to meet our expectations, we may be unable to obtain alternative services on a timely or economical basis.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, THIS WILL PLACE SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONAL RESOURCES.

     We have expanded our operations rapidly since our inception and intend to continue to expand in order to pursue existing and potential market opportunities. Our growth places a significant strain on management and operational resources. Our customer relationships could be strained if we are unable to devote sufficient resources to them.

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

     - longer accounts receivable payment cycles, difficulties in collecting accounts receivable and foreign currency exchange exposures;

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

WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     If we fail to adequately protect our intellectual property, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed six patent applications to date. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. We attempt to protect our intellectual property by limiting access to the distribution of our software, documentation and other proprietary information and by relying on a combination of copyright, trademark and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our intellectual property as fully as in the United States.

IF WE BECOME INVOLVED IN A PROTRACTED INTELLECTUAL PROPERTY DISPUTE, OR ONE WITH A SIGNIFICANT DAMAGES AWARD, OR WHICH REQUIRES US TO CEASE SELLING OUR PRODUCTS, WE COULD BE SUBJECT TO SIGNIFICANT LIABILITY AND THE TIME AND ATTENTION OF OUR MANAGEMENT COULD BE DIVERTED.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, including among companies in telecommunications and Internet industries. Intellectual property claims against us, and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidate our intellectual property. These lawsuits, regardless of their merit, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

     The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of December 31, 2000, our executive officers, directors and principal stockholders and their affiliates owned 46,200,899 shares or approximately 70.4% of the outstanding shares of common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. For information about the ownership of common stock by our executive officers, directors and principal stockholders, see "Security Ownership of Certain Beneficial Owners and Management".

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

     Prior to February 2000, you could not buy or sell our common stock publicly. An active public market for our common stock may not be sustained in the future. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly from the original purchase prices paid by investors:

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

SHOULD OUR STOCKHOLDERS SELL A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET, THE PRICE OF OUR COMMON STOCK COULD FALL.

     Our executive officers, directors and principal stockholders and their affiliates hold a substantial number of shares, which they are able to sell in the public market, subject to some restrictions under federal securities laws. Sales of a substantial number of shares of our common stock at any time could reduce the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Blackouts may also impair the operations of A-Plus Manufacturing, upon whom we depend for all our manufacturing needs, and Aristasoft Corporation, upon whom we depend for accounting and operations software and support. Any such interruption in our ability to continue our operations could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as substantially all of our facilities are located in California.

THE LOSS OF A-PLUS MANUFACTURING, TURNSTONE'S SOLE MANUFACTURER, DUE TO INTERRUPTION IN CALIFORNIA'S ELECTRIC POWER SUPPLY, WOULD NEGATIVELY IMPACT TURNSTONE'S ABILITY TO MANUFACTURE AND SELL ITS PRODUCTS.

     We rely on A-Plus Manufacturing as our sole contract manufacturer. The locations of A-Plus Manufacturing that are responsible for manufacture of our products are located exclusively in Northern California. Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While A-Plus has not experienced any power failures to date that have prevented their ability to manufacture our products, the continuance of blackouts may affect A-Plus's ability to manufacture our products, meet our requirements for product quality, and meet scheduled delivery needs.

     Furthermore, because we currently do not have a long-term supply contract with A-Plus Manufacturing, they are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. If wholesale prices for electricity continue to increase, A-Plus may increase the prices they charge us for manufacturing our products. An increase in the cost of our products could make our products less competitive and result in lower margins.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing and research and development facility occupies approximately 62,500 square feet in Santa Clara, California under a lease that expires in June 2010. We also have a lease, expiring in January 2003, for approximately 9,400 square feet of space in Mountain View, California, which we are currently subleasing to a third party. Our New Zealand facility occupies approximately 1,100 square meters in Wellington, New Zealand under a lease that expires in July 2005. We have sales offices throughout the United States and internationally, including regional sales offices in ten states and international sales offices in Australia, Germany and the United Kingdom.

     The commercial real estate market in the San Francisco Bay area is volatile and unpredictable in terms of location, availability and rental rates. We cannot assure you that additional space will be available or affordable if and when we require it.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages, as of December 31, 2000, are as follows:

                NAME                   AGE                     POSITION(S)
                ----                   ---                     -----------
Richard N. Tinsley...................  36     President, Chief Executive Officer and
                                              Director
P. Kingston Duffie...................  40     Chief Technology Officer and Director
Terrence J. Schmid...................  37     Chief Financial Officer
Eric J. Andrews......................  35     Vice President, Marketing
Gary D. Corbin.......................  52     Chief Information Officer
Michael A. Crumlin...................  39     Vice President, Sales
John Loiacono IV(1)..................  37     Vice President, Business Development
Catherine Millet.....................  48     Vice President, Engineering
Shames S. Panahi.....................  42     Vice President, Operations
M. Denise Savoie(2)..................  45     Vice President, Business Operations
Edward S. Thompson...................  53     Vice President, Customer Service Worldwide

---------------
(1) Mr. Loiacono IV has informed us that he intends to resign as an officer and employee of Turnstone, effective March 21, 2001.

(2) Ms. Savoie resigned as an officer and employee of Turnstone, effective February 19, 2001.

     RICHARD N. TINSLEY cofounded Turnstone Systems in January 1998 and has served as President and Chief Executive Officer and as a director since that time. From August 1997 to December 1997, Mr. Tinsley was a consultant to the venture capital firms Institutional Venture Partners and Benchmark Capital Partners. From September 1993 to August 1997, Mr. Tinsley held various positions at Newbridge Networks, a designer and manufacturer of networking products, most recently as Vice President and General Manager, VIVID Business Unit. Mr. Tinsley holds an M.B.A. from the University of Dallas and a B.S. in electrical engineering from Rennselaer Polytechnic Institute.

     P. KINGSTON DUFFIE cofounded Turnstone Systems in January 1998 and has served as Chief Technology Officer and as a director since that time. From January 1998 to April 1999, he also served as Vice President, Engineering. From August 1997 to January 1998, Mr. Duffie was a consultant to Institutional Venture Partners and Matrix Partners. From May 1997 to July 1997, Mr. Duffie was Assistant Vice President, Engineering, Data Communications division, for Ascend Communications, a developer and manufacturer of wide area networking equipment. From March 1993 until April 1997, Mr. Duffie was Chief Technology Officer at Whitetree, Inc., a developer and manufacturer of high-speed switching products, which was acquired by Ascend Communications in April 1997. From April 1994 until August 1996, he also served as Vice President, Engineering of Whitetree. Mr. Duffie holds an M.S. in electrical engineering from McGill University in Montreal and a B.Sc. (Eng.) in engineering physics from Queen's University in Kingston, Ontario.

     TERRENCE J. SCHMID joined Turnstone Systems in June 2000 and has served as Chief Financial Officer since that time. From February 1998 to June 2000 he served as Chief Financial Officer and Vice President, Finance and Administration of ONI Systems, an optical networking company. From April 1996 to February 1998, Mr. Schmid was Vice President, Finance and Chief Financial Officer of The 3DO Company, an entertainment software company. From 1993 to April 1996, he worked in the finance division of Electronic Arts, an entertainment software company. Mr. Schmid holds an M.B.A. from Duke University and a B.A. in Economics from the University of San Francisco.

     ERIC J. ANDREWS joined Turnstone Systems in February 1998 and has served as Vice President, Marketing since that time. From April 1993 to January 1998, Mr. Andrews held various marketing positions at Newbridge Networks, most recently as Assistant Vice President of Marketing, VIVID Business Unit. Mr. Andrews holds an M.S. and a B.S. in computer science and electrical engineering from the Massachusetts Institute of Technology.

     GARY D. CORBIN joined Turnstone Systems in January 2000 and has served as Chief Information Officer since that time. From October 1997 to January 2000, he was Director of Information Technology for Omnicell Technologies, a provider of supply and pharmaceutical point-of-use systems to hospitals and clinics. From January 1997 to August 1997 he served as Director of Business Applications for Remedy Corporation, a software company. From May 1995 to December 1997 Mr. Corbin served as Director of Business Applications for Acuson Corporation, a maker of medical ultrasound devices. From December 1989 to May 1995 he served as an information technology consultant to Acuson Corporation. Mr. Corbin holds a B.S. in Industrial Technology from San Jose State University.

     MICHAEL A. CRUMLIN joined Turnstone Systems in March 1999 and has served as Vice President, Sales and Customer Service since that time. From August 1998 to February 1999, Mr. Crumlin was Vice President of Business Development for e.spire Communications, a provider of integrated communications services. From November 1996 to August 1998, Mr. Crumlin was Director of Marketing of Yurie Systems, a manufacturer of telecommunications equipment, which was acquired by Lucent Technologies, a provider of communications and networking products, in May 1998. From April 1995 to August 1996, Mr. Crumlin was a co-founder and Director of Marketing & Business Development of TSI TelSys, a developer of satellite data processing systems. Mr. Crumlin holds an M.B.A. from Harvard Business School and a B.S. in engineering from the United States Military Academy at West Point.

     JOHN LOIACONO IV joined Turnstone Systems in September 1999 and has served as Vice President, Business Development since that time. From September 1994 to September 1999, Mr. Loiacono was Director of Systems Engineering, Europe, Middle-East, Africa at Bay Networks, Inc., a provider of internetworking solutions, which was acquired by Nortel Networks, a supplier of telecommunications equipment products, in August 1998. Mr. Loiacono holds a B.S. in computer science from California State University -- San Francisco.

     CATHERINE MILLET joined Turnstone Systems in April 1999 and has served as Vice President, Engineering since that time. From December 1997 to April 1999, Ms. Millet held various senior management positions at Advanced Fibre Communications, a designer and manufacturer of multi-service access solutions for telecommunications providers, most recently as Vice President of Engineering. From September 1994 to December 1997, Ms. Millet held various senior management positions at DSC Communications, a provider of telecommunications products, most recently as Vice President of Advanced Planning. Ms. Millet holds an M.S.E.E. equivalent from the Ecole Superieure d' Electricite in Paris.

     SHAMES S. PANAHI joined Turnstone Systems in February 1998 and has served as Vice President, Operations since that time. From October 1995 to June 1997, Ms. Panahi was Director of Manufacturing at Whitetree. From June 1992 to October 1995, Ms. Panahi was Manufacturing Engineering Manager at Adaptive/Network Equipment Technologies, a designer and manufacturer of wide area networks. Ms. Panahi holds a B.S. in industrial engineering from Northwestern University.

     M. DENISE SAVOIE cofounded Turnstone Systems in January 1998 and has served as Vice President of Business Operations since that time. She also served as Chief Financial Officer from January 1998 until June 2000. From May 1997 to December 1997, Ms. Savoie worked as an independent consultant. From May 1993 to May 1997, Ms. Savoie served as Vice President of Business Operations and Chief Financial Officer at Whitetree. Ms. Savoie holds a B.A. in economics from the University of Michigan and a B.A. in art from Whitman College.

     EDWARD S. THOMPSON joined Turnstone Systems in December 2000 and has served as Vice President, Customer Service Worldwide since that time. From May 2000 to November 2000, Mr. Thompson served as Vice President, U.S. Operations at DG Systems, Inc., a digital distributor of broadcast advertising. From August 1995 to April 2000, Mr. Thompson served as Vice President of Technical Operations at Allied Telesyn International, Inc., a provider of networking solutions. Mr. Thompson holds a B.S. in mathematics from University of Texas and a B.S. in computer science from Trinity University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market under the symbol "TSTN" since February 1, 2000. The price range per share reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At February 28, 2001, there were approximately 443 stockholders of record and the price per share of our common stock was $6.44.

                                                          THREE MONTHS ENDED
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                          2000         2000          2000             2000
                                        ---------    --------    -------------    ------------
Price range per share:
  High................................   $95.25       $94.59        $107.00          $50.13
  Low.................................   $47.75       $23.00        $ 44.50          $ 5.13

     The above information has been restated to reflect the two-for-one stock split, effected in the form of a stock dividend on August 23, 2000 to each of our stockholders of record as of August 9, 2000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and for the period from January 2, 1998 (inception) to December 31, 1998, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements.

                                                                                      PERIOD FROM
                                                                                       JANUARY 2,
                                                                  YEARS ENDED             1998
                                                                 DECEMBER 31,        (INCEPTION) TO
                                                              -------------------     DECEMBER 31,
                                                                2000       1999           1998
                                                              --------    -------    --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues................................................  $149,365    $27,196       $    --
Cost of revenues:
  Cost of products sold.....................................    61,058     12,359            --
  Write-down of inventory...................................     4,098         --            --
  Provision for purchase commitments........................     7,300         --            --
                                                              --------    -------       -------
        Total cost of revenues..............................    72,456     12,359            --
Gross profit................................................    76,909     14,837            --
Operating expenses:
  Research and development (exclusive of non-cash
    compensation expense of $3,766, $1,639 and $9 for 2000,
    1999 and 1998, respectively)............................    18,729      5,731         3,462
  Sales and marketing (exclusive of non-cash compensation
    expense of $1,885, $846 and $17 for 2000, 1999 and 1998,
    respectively)...........................................    13,268      3,912           737
  General and administrative (exclusive of non-cash
    compensation expense of $1,366, $1,099 and $3 for 2000,
    1999 and 1998, respectively)............................     6,894      1,559           713
  Amortization of intangible assets.........................       635         --            --
  Amortization of deferred stock compensation...............     7,017      3,584            29
                                                              --------    -------       -------
        Total operating expenses............................    46,543     14,786         4,941
Operating income (loss).....................................    30,366         51        (4,941)
Interest income (expense) and other, net....................     7,960        180           193
                                                              --------    -------       -------
Income (loss) before income tax expense.....................    38,326        231        (4,748)
Income tax expense..........................................    15,964        463             1
                                                              --------    -------       -------
Net income (loss)...........................................  $ 22,362    $  (232)      $(4,749)
Basic net earnings (loss) per share of common stock(1)......  $   0.45    $ (0.03)      $ (1.99)
Diluted net earnings (loss) per share of common stock(1)....  $   0.34    $ (0.03)      $ (1.99)
Weighted-average shares of common stock outstanding used in
  computing basic net earnings (loss) per share of common
  stock(1)..................................................    49,964      8,474         2,390
                                                              ========    =======       =======
Weighted-average shares of common stock outstanding used in
  computing diluted net earnings (loss) per share of common
  stock(1)..................................................    66,069      8,474         2,390
                                                              ========    =======       =======

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                2000       1999       1998
                                                              --------    -------    ------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $199,091    $ 8,063    $1,338
Working capital.............................................   283,182     10,969       960
Total assets................................................   345,997     19,257     1,970
Long-term obligations under capital leases, net of current
  portion...................................................        41        260       270
Total stockholders' equity..................................  $320,627    $11,891    $1,226

---------------
(1) See Note 2 of our Notes to Consolidated Financial Statements for information concerning the computation of the shares used to compute net earnings (loss) per share of common stock. All share and per share data have been adjusted to give effect to our two-for-one stock split to holders of record on August 9, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of Turnstone Systems, Inc. should be read in conjunction with "Selected Consolidated Financial Data" and Turnstone's consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under "Business -- Risk Factors" and elsewhere in this report.

OVERVIEW

     From inception on January 2, 1998 through December 1998, our operating activities consisted primarily of research and development and building our management team. We introduced our first products in October 1998, and entered live service trials in November 1998. In January 1999, our CX100 was certified as being compliant with Network Equipment Building Standards (NEBS), a telecommunications industry standard. We began shipping our products in the first quarter of 1999. To date, we have derived substantially all of our revenues from sales of our CX100. Revenues from our CrossWorks software have not been material. Our success will depend on our ability to sell our CX100 to additional customers, our ability to generate revenue from our recently introduced SX500 as well as our ability to develop and sell additional products.

     We recognize revenue from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to customer is fixed or determinable and that collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. Our policy generally does not allow for product returns. We maintain an estimated reserve for potential returns based on a minimal level of returns on a historical basis. Revenue from services and support provided under the our maintenance programs are deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. We provide twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program are estimated and accrued for at the time of product shipment. Revenue from consulting and training are deferred based on the fair value of the services, and recognized when such services are completed.

     We sell our products to domestic and international local exchange carriers through our direct sales force, third-party resellers and through an indirect original equipment manufacturer channel. A customer's network planning and purchase decisions normally involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Since the decision to purchase the CX100 or SX500 is made as part of this network planning process, our sales cycle is lengthy, often as long as one year or more. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we commit resources to the development and production of products without having received advance purchase commitments from customers.

     Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. Many of our customers typically establish annual plans for building out their networks at the beginning of each calendar year. To the extent they are completed prior to the fourth calendar quarter, some of our customers may decide to cease or significantly reduce purchases of our products. We cannot be certain, however, that this trend will continue or that additional patterns of seasonality will not occur in international markets as we expand our international operations. Additionally, our customers are affected by a number of other business factors, including capital availability, DSL adoption rates and competition, which could greatly alter their network buildout plans and normal seasonal buying patterns.

     To date, a significant portion of our revenues has resulted from a small number of relatively large orders from a limited number of customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers. If we fail to receive a significant purchase order that we expect for a given quarter, our revenues for that quarter, and possibly following quarters, will be adversely affected. Recently, a number of our customers have experienced financial difficulties and have either reduced or canceled their purchases of our products or have become delinquent in their payments for our prior sales to them. If our customers continue to reduce orders for our products or become unable to pay for products already ordered, our operating results will be negatively impacted.

     We currently use A-Plus Manufacturing, a contract manufacturer, to manufacture our products. A-Plus Manufacturing is a division of C-MAC Industries Inc., a large international contract manufacturer. This subcontracting arrangement includes material procurement, board level assembly, final assembly, testing and shipment to our customers. If our contract with A-Plus Manufacturing were terminated, we would be required to purchase any excess inventory held by them. In addition, the development of new or enhanced products could cause inventory held by A-Plus Manufacturing to become obsolete. In that event, we would also be obligated to purchase that inventory from them. We use a combination of standard parts and components that are generally available from more than one vendor, and certain key components that are purchased from sole or limited source vendors for which alternative sources are not currently available. In addition, lead times for some of the materials and components we use are very long. Further, the market for components used in telecommunications equipment has been characterized by frequent shortages for many components. These long lead times and component shortages have in the past caused, and may in the future cause, us to purchase inventories of some parts ourselves ahead of demand. Limited sources of supply of, and competition with other manufacturers for, key components may increase the price we pay to obtain these components and lower our gross margins. We have in the past written off components purchased in excess of forecast demand. If we purchase or commit to purchase components in excess of actual demand in future periods, we may have to write-off the unused inventory and may also incur supply contract cancellation fees. Any write-off of inventory or incurrence of cancellation fees could harm our results of operations and financial condition.

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

     In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $17.2 million from inception through December 31, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date these stock options were granted. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28. The result of this accounting treatment is that approximately 52% of the unearned deferred compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. We recorded related stock-based compensation amortization expense of $3.6 million in 1999 and $29,000 in 1998. We recorded $1.5 million of related stock-based compensation amortization expense during the three months ended December 31, 2000 and $7.0 million of such expense during the twelve months ended December 31, 2000. As of December 31, 2000, we had an aggregate of $6.7 million of related deferred compensation to be amortized. The amortization of this amount will result in additional charges to operations through 2004. The amortization of stock-based compensation is presented as a separate component of operating expenses in our statements of operations.

     In August 2000, we acquired Paragon Solutions Limited, a privately held New Zealand company, for a total acquisition cost of a minimum of $7.5 million in cash, and an additional $2.5 million in cash upon the first anniversary of the acquisition if certain conditions specified in the purchase agreement are met. We accounted for the transaction using the purchase method of accounting. The purchase price allocation includes an allocation of $6.5 million to goodwill and other intangibles, which we are amortizing on a straight-line basis over four years. Amortization of intangible assets totaled $0.6 million for the year ended December 31, 2000.

STOCK SPLIT

     In July 2000, our Board of Directors approved a two-for-one stock split of our common stock, effected in the form of a stock dividend on August 23, 2000 by distribution to each stockholder of record as of August 9, 2000 of one share of common stock for each share of common stock held.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of net revenues for the periods indicated. The data has been derived from the consolidated financial statements contained in this report. This information should be read in conjunction with the consolidated financial statements included in this report.

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Net revenues................................................  100.0%   100.0%
Cost of revenues:
  Cost of products sold.....................................   40.9     45.4
  Write-down of inventory...................................    2.7       --
  Provision for purchase commitments........................    4.9       --
                                                              -----    -----
          Total cost of revenues............................   48.5     45.4
Gross profit................................................   51.5     54.6
Operating expenses:
  Research and development (exclusive of non-cash
     compensation expense of $3,766 and $1,639 for 2000 and
     1999, respectively)....................................   12.5     21.1
  Sales and marketing (exclusive of non-cash compensation
     expense of $1,885 and $846 for 2000 and 1999,
     respectively)..........................................    8.9     14.4
  General and administrative (exclusive of non-cash
     compensation expense of $1,366 and $1,099 for 2000 and
     1999, respectively)....................................    4.6      5.7
  Amortization of intangible assets.........................    0.4       --
  Amortization of deferred stock compensation...............    4.7     13.2
                                                              -----    -----
          Total operating expenses..........................   31.2     54.4
Operating income (loss).....................................   20.3      0.2
Interest income (expense) and other, net....................    5.3      0.7
                                                              -----    -----
Income (loss) before income tax expense.....................   25.7      0.8
Income tax expense..........................................   10.7      1.7
                                                              -----    -----
Net income (loss)...........................................   15.0%    (0.9)%

FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

NET REVENUES

     Net revenues increased to $149.4 million for the year ended December 31, 2000 from $27.2 million for the comparable period in 1999. The increase in net revenues is primarily the result of increased shipments of our CX100 due to the expansion of our sales force and to a larger domestic and international customer base. Our revenues to date have been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of the CX100 and the recently introduced SX500 to a small number of customers. During the three months ended December 31, 2000 revenue from international customers totaled 16.0% of our net revenues and 12.3% for the twelve months ended December 31, 2000. We expect revenue from international customers to increase as a percentage of net revenues.

COST OF REVENUES

     Cost of revenues increased to $72.5 million, or 48.5% of net revenues, for the year ended December 31, 2000 from $12.4 million, or 45.4% of net revenues, in the comparable period of 1999. Cost of revenues includes amounts paid to A-Plus Manufacturing and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management, quality assurance and customer support. Cost of revenues for the year ended December 31, 2000 also includes a charge of $11.4 million taken in the fourth quarter to write down the value of inventory in excess of forecasted requirements. The $11.4 million charge includes a $4.1 million charge to write down the value of inventory on-hand at December 31, 2000 and $7.3 million to accrue a liability for commitments made for future delivery of raw materials in excess of forecasted requirements. The increase in cost of revenues reflects the increase in CX100 sales. Cost of revenues as a percentage of net revenues has increased due to the $11.4 million charge taken during the fourth quarter of 2000.

RESEARCH AND DEVELOPMENT

     Research and development expenses, net of non-cash compensation expense of $3.8 million for the year ended December 31, 2000 and $1.6 million in the comparable period of 1999, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred.

     Research and development expenses increased 227% to $18.7 million for the year ended December 31, 2000 from $5.7 million in the comparable period of 1999. This increase in research and development expenses was due primarily to a significant increase in personnel and related costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses. Development of new features and products is essential to our future success and we expect that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

     Sales and marketing expenses, net of non-cash compensation expense of $1.9 million for the year ended December 31, 2000 and $0.8 million in the comparable period of 1999, consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales and customer support functions. These expenses also include costs associated with trade shows, promotional activities and public relations.

     Sales and marketing expenses increased 239% to $13.3 million for the year ended December 31, 2000 from $3.9 million in the comparable period of 1999. This increase was primarily due to an increase in the number of sales and marketing personnel, increased commissions associated with higher net revenues, increased sales and sales support personnel, increased tradeshow activities and marketing expenses, and other customer-related costs.

     We intend to expand our sales and marketing operations and efforts in order to increase market awareness and to generate sales of our products. We expect that sales and marketing expenses will increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses, net of non-cash compensation expense of $1.4 million for the year ended December 31, 2000 and $1.1 million in the comparable period of 1999, consist primarily of salaries and related expenses for executive, finance, accounting, professional fees, costs associated with expanding our information systems as well as charges taken to increase our allowance for bad debt.

     General and administrative expenses increased 331% to $6.9 million for the year ended December 31, 2000 from $1.6 in the comparable period of 1999. This increase was primarily due to an increase in the number of general and administrative personnel, increased facilities costs, increased legal and accounting expenses associated with our growing business activities and a $2.1 million charge taken in the fourth quarter of the year ended December 31, 2000 to increase our allowance for bad debt.

     We expect to add personnel and incur additional costs related to growing our business, expanding our information infrastructure and operating as a public company.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     As of December 31, 2000, deferred stock compensation for stock options granted at prices deemed to be below fair value on the date of grant totaled $6.7 million. We amortized approximately $7.0 million in the year ended December 31, 2000 and $3.6 million for the comparable period in 1999, of deferred stock compensation.

INTEREST INCOME (EXPENSE) AND OTHER, NET

     Interest income (expense) and other, net includes income from our cash investments net of expenses related to our lease financing obligations. We had net interest and other income of $8.0 million for the year ended December 31, 2000 and net interest and other income of $0.2 million for the comparable period in 1999. Interest income increased primarily from interest earned on the net cash proceeds of approximately $92.1 million received in connection with the completion of our initial public offering in February 2000 and $165.5 million received in connection with the completion of our secondary offering in September 2000. In future periods we expect interest income (expense) and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

INCOME TAX EXPENSE

     We have recorded a tax provision of $16.0 million for the year ended December 31, 2000 consisting primarily of federal and state taxes at an effective tax rate of 41.7%. Income tax expense for the year ended December 31, 1999 was $463,000 and consisted primarily of federal and minimum state taxes.

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES

     The quarter ended March 31, 1999 was the first quarter in which we recorded revenue. Net revenues were $27.2 million for the year ended December 31, 1999, resulting primarily from sales of our CX100.

COST OF REVENUES

     Cost of revenues for the year ended December 31, 1999 was $12.4 million, attributable primarily to the commencement of manufacturing and sales of our CX100. Because we did not generate any revenues during the period from January 2, 1998 (inception) to December 31, 1998, we incurred no cost of revenues for that period.

RESEARCH AND DEVELOPMENT

     Research and development expenses, net of non-cash compensation expense of $1.6 million in 1999, were $5.7 million for the year ended December 31, 1999, an increase of $2.3 million over the comparable period of 1998. The increase was due primarily to a significant increase in personnel and related costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses.

SALES AND MARKETING

     Sales and marketing expenses, net of non-cash compensation expense of $846,000 in 1999, were $3.9 million for the year ended December 31, 1999, an increase of $3.2 million over the comparable period of 1998. This increase was primarily due to an increase in the number of sales and marketing personnel, increased marketing expenses and other customer-related costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses, net of non-cash compensation expense of $1.1 million in 1999, were $1.6 million for the year ended December 31, 1999, an increase of $846,000 over the comparable period of 1998. This increase was primarily due to an increase in the number of general and administrative personnel, increased facilities costs, and increased legal and accounting expenses associated with our growing business activities.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     In connection with the grant of stock options to employees, we recorded amortization of deferred stock compensation of approximately $3.6 million for the year ended December 31, 1999. We recorded amortization of deferred stock compensation of $29,000 during the comparable period of 1998. The increase in deferred stock compensation expense was attributable primarily to increased option grants in 1999 relative to 1998. These additional option grants resulted from our accelerated hiring activities, which corresponded to the first shipment of our products in early 1999.

INTEREST INCOME (EXPENSE) AND OTHER, NET

     Interest income (expense) and other, net includes income from our cash investments net of expenses related to our lease financing obligations. We had net interest income of $180,000 for the year ended December 31, 1999 and net interest income of $193,000 for the comparable period in 1998. The change from the year ended December 31, 1998 was primarily due to a decrease in interest income earned on proceeds from issuances of our preferred stock and an increase in interest charges on capital lease obligations.

INCOME TAX EXPENSE

     Income tax expense for 1998 was comprised of minimum state taxes, and for the year ended December 31, 1999 was comprised of federal and minimum state taxes.

     As of December 31, 1998, we had net operating loss carryforwards and tax credits for federal income tax purposes of approximately $3.0 million and for state income tax purposes of approximately $1.3 million. These net operating loss carryforwards and tax credits were used to reduce income subject to income taxes in 1999.

     Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. The issuance of Series A convertible preferred stock on January 13, 1998 resulted in such a change. As a result the loss and credit carryforwards as of January 13, 1998 of approximately $105,600 are subject to an annual limitation approximating $300,000. The net operating losses incurred from January 14, 1998 to December 31, 1998 are not subject to an annual limitation and were utilized to offset taxable income in 1999.

     As of December 31, 1999, we had research and other credit carryforwards for federal income tax purposes of approximately $17,000 available to reduce future income taxes. The federal research credit carryforwards expire in 2019. We have recorded these research and other credit carryforwards, together with other temporary differences as deferred tax assets and have established a full valuation allowance for them as their realization is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of liquidity as of December 31, 2000 consisted of $199.1 million in cash and cash equivalents, $65.9 million in short-term investments and $23.9 million in long-term investments. As of December 31, 2000, we had $237,000 in obligations under capital leases to be repaid over a period of three years from lease inception. Since our inception, we have financed our operations through private and public sales of securities, cash generated from operations and, during the period from inception through December 31, 1999, partially through equipment lease financing. Our equipment lease financing arrangement expired April 2000.

     During the year ended December 31, 2000, we generated $33.6 million from operating activities compared to the year ended December 31, 1999 in which we generated $328,000 from operating activities. This positive cash flow resulted primarily from our net income for the year ended December 31, 2000, net of non-cash charges, and from increases in accounts payable, accrued compensation and benefits, and accrued expenses and other liabilities, and a decrease in accounts receivable. This was partially offset by increases in our inventory, income tax receivable, deferred tax assets, prepaid expense and other current asset balances, and decreases in customer deposit and deferred revenue balances. We used $4.3 million in operating activities in the period from inception to December 31, 1998 primarily due to our net loss of $4.7 million partially offset by non-cash charges.

     Net cash used in investing activities for the year ended December 31, 2000 was $102.1 million compared to net cash used in investing activities of $715,000 in the same period in 1999. Cash used in investing activities in the year ended December 31, 2000 was used primarily for the purchases of available-for-sale investments of $120.1 million, net of proceeds from sales and maturities of similar investments in the amount of $30.3 million. There were no maturities or sales of available-for-sale investments in the year ended December 31, 1999. Net cash used in investing activities was $222,000 for the period from inception to December 31, 1998. Investing activities for the year ended December 31, 1999 and for the period from inception to December 31, 1998 consisted primarily of purchases of fixed assets.

     Capital expenditures increased to $4.0 million for the year ended December 31, 2000 compared to $611,000 the same period in 1999 due primarily to additions of test and lab equipment for increased research and development activities, office equipment and computer software and hardware associated with our increases in staffing worldwide and expansion of our information systems infrastructure. Capital expenditures for the period from inception to December 31, 1998 were $194,000. We expect that our capital expenditures will continue to increase in future periods. In May 2000, we entered into an operating lease agreement for new corporate facilities. Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, we are required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires us to hold funds in the form of a certificate of deposit with a financial institution. Net cash used in investing activities for the year ended December 31, 2000 included an allocation to restricted cash of $3.6 million for the certificate of deposit associated with this standby letter of credit.

     The lease term commenced July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. In May 2000, we were required to make an advance lease payment for the first twelve months of the lease. As of December 31, 2000, we had a remaining advance payment of $1.8 million included in prepaid expenses and other current assets.

     In August 2000, we acquired Paragon Solutions Limited, a privately held New Zealand company, for a total cash purchase price of up to $10.0 million. Upon the closing of the acquisition we paid $5.0 million of the purchase price. An additional cash payment of $2.5 million will be made upon the first anniversary of the closing of the acquisition. Further, an additional $2.5 million will be paid if conditions specified in the purchase agreement are met upon the first anniversary of the closing of the acquisition.

     Net cash provided by financing activities for the year ended December 31, 2000 was $259.5 million compared to $7.1 million for the comparable period in 1999. Cash provided by financing activities in the year ended December 31, 2000 was primarily due to total net proceeds of $257.6 million from our initial public offering in February 2000 and our secondary offering in September 2000. Net cash provided by financing activities was $5.9 million for the period from inception to December 31, 1998. Net cash generated by financing activities for the year ended December 31, 1999 and the period from inception to December 31, 1998 was primarily from private sales of convertible preferred stock and issuances of common stock. We had $237,000 in capitalized lease obligations outstanding at December 31, 2000, and $489,000 at December 31, 1999.

     We expect to devote substantial capital and operating resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish operations internationally, and for other general corporate activities.

Although we believe that current cash and investment balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Through December 31, 2000, our investments in derivative instruments has been insignificant and we have not engaged in hedging activities. Accordingly, we have evaluated the effects of adopting SFAS No. 133 and currently do not believe that it have a material impact on our financial position, results of operations or cash flows. We will adopt SFAS No. 133 in the first quarter of fiscal 2001. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 addresses certain issues related to the implementation of SFAS 133, but does not change the basic model of SFAS 133 or further delay the implementation of SFAS 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

     We develop our products in the United States and market our products in the United States, Canada, Europe, Asia and Asia Pacific. Substantially all of our sales and expenses are denominated in United States dollars. As a result, a strengthening of the dollar could make our products less competitive in foreign markets. We have not engaged in any foreign exchange hedging activities to date. We may conduct transactions in foreign currencies in the future as we expand our international operations and may engage in foreign exchange hedging activities at that time.

INTEREST RATE RISK

     The primary objective of our investment activities is to preserve principal. We attempt to maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of the investment will probably decline. To mitigate this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities.

     The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2000 and 1999. This table does not include money market funds because those funds are not subject to market risk.

                                                             MATURING
                                           MATURING IN       BETWEEN         MATURING
                                           THREE MONTHS    THREE MONTHS    GREATER THAN
                                             OR LESS       AND ONE YEAR      ONE YEAR       TOTAL
                                           ------------    ------------    ------------    --------
AT DECEMBER 31, 2000
Included in cash and cash equivalents....    $102,230        $    --         $    --       $102,230
Weighted average interest rate...........        7.11%            --              --           7.11%
Included in short-term investments.......    $ 27,968        $37,950         $    --       $ 65,918
Weighted average interest rate...........        6.78%          6.88%             --           6.84%
Included in long-term investments........    $     --        $    --         $23,939       $ 23,939
Weighted average interest rate...........          --             --            6.68%          6.68%
Total portfolio..........................    $130,198        $37,950         $23,939       $192,087
Weighted average interest rate...........        7.04%          6.88%           6.68%          6.96%
AT DECEMBER 31, 1999
Included in cash and cash equivalents....    $  2,750        $    --         $    --       $  2,750
Weighted average interest rate...........        6.76%            --              --           6.76%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, and the related notes thereto, of Turnstone and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditor's Report................................    41
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    42
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    43
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    44
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    45
Notes to Consolidated Financial Statements..................    46

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Turnstone Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Turnstone Systems, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period from January 2, 1998 (inception) to December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turnstone Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from January 2, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP

Mountain View, California
January 22, 2001

                            TURNSTONE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $199,091    $ 8,063
  Short-term investments....................................    65,918         --
  Accounts receivable, net of allowance for doubtful
     accounts and sales returns of $3,076 and $276 at
     December 31, 2000 and 1999, respectively...............     1,251      6,439
  Inventory.................................................    29,502      2,939
  Income tax receivable.....................................     6,840         --
  Deferred tax asset........................................     3,616         --
  Prepaid expenses and other current assets.................     2,176        599
                                                              --------    -------
          Total current assets..............................  $308,394    $18,040
                                                              --------    -------
  Property and equipment, net...............................     4,090      1,085
  Long-term investments.....................................    23,939         --
  Restricted cash...........................................     3,639         --
  Intangible assets.........................................     5,832         --
  Other assets..............................................       103        132
                                                              --------    -------
          Total assets......................................  $345,997    $19,257
                                                              ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current obligations under note payable and capital
     leases.................................................  $  2,573    $   229
  Accounts payable..........................................     8,229        783
  Accrued compensation and benefits.........................     2,087        920
  Customer deposits.........................................        --      1,328
  Other current liabilities and accrued expenses............    10,521      1,679
  Deferred revenue..........................................     1,802      2,132
                                                              --------    -------
          Total current liabilities.........................    25,212      7,071
                                                              --------    -------
Long-term obligations under capital leases, net of current
  portion...................................................        41        260
Other long-term liabilities.................................       117         35
                                                              --------    -------
          Total liabilities.................................    25,370      7,366
                                                              --------    -------
Stockholders' equity:
  Convertible preferred stock...............................        --         15
  Common stock, $.001 stated value, 200,000 shares
     authorized; 65,623 and 22,814 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................        66         22
  Additional paid-in capital................................   309,773     26,536
  Deferred stock compensation...............................    (6,651)    (9,701)
  Accumulated other comprehensive income....................        58         --
  Retained earnings (accumulated deficit)...................    17,381     (4,981)
                                                              --------    -------
          Total stockholders' equity........................   320,627     11,891
                                                              --------    -------
          Total liabilities and stockholders' equity........  $345,997    $19,257
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                            TURNSTONE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Net revenues................................................  $149,365    $27,196    $    --
Cost of revenues:
  Cost of products sold.....................................    61,058     12,359         --
  Write-down of inventory...................................     4,098         --         --
  Provision for purchase commitments........................     7,300         --         --
                                                              --------    -------    -------
          Total cost of revenues............................    72,456     12,359         --
Gross profit................................................    76,909     14,837         --
Operating expenses:
  Research and development (exclusive of non-cash
     compensation expense of $3,766, $1,639 and $9 for 2000,
     1999 and 1998, respectively............................    18,729      5,731      3,462
  Sales and marketing (exclusive of non-cash compensation
     expense of $1,885, $846 and $17 for 2000, 1999 and
     1998, respectively)....................................    13,268      3,912        737
  General and administrative (exclusive of non-cash
     compensation expense of $1,366, $1,099 and $3 for 2000,
     1999 and 1998, respectively)...........................     6,894      1,559        713
  Amortization of intangible assets.........................       635         --         --
  Amortization of deferred stock compensation...............     7,017      3,584         29
                                                              --------    -------    -------
          Total operating expenses..........................    46,543     14,786      4,941
                                                              --------    -------    -------
          Operating income (loss)...........................    30,366         51     (4,941)
  Interest income (expense) and other, net..................     7,960        180        193
                                                              --------    -------    -------
Income (loss) before income tax.............................    38,326        231     (4,748)
  Income tax expense........................................    15,964        463          1
                                                              --------    -------    -------
Net income (loss)...........................................  $ 22,362    $  (232)   $(4,749)
                                                              ========    =======    =======
Basic net earnings (loss) per share of common stock.........  $   0.45    $ (0.03)   $ (1.99)
                                                              ========    =======    =======
Diluted net earnings (loss) per share of common stock.......  $   0.34    $ (0.03)   $ (1.99)
                                                              ========    =======    =======
Weighted-average shares of common stock outstanding used in
  computing basic net earnings (loss) per share.............    49,964      8,474      2,390
                                                              ========    =======    =======
Weighted-average shares of common stock outstanding used in
  computing diluted net earnings (loss) per share...........    66,069      8,474      2,390
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements

                            TURNSTONE SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       CONVERTIBLE                                                     ACCUMULATED      RETAINED
                                     PREFERRED STOCK     COMMON STOCK     ADDITIONAL     DEFERRED         OTHER         EARNINGS
                                     ----------------   ---------------    PAID-IN        STOCK       COMPREHENSIVE   (ACCUMULATED
                                     SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION      INCOME         DEFICIT)
                                     -------   ------   ------   ------   ----------   ------------   -------------   ------------
  Issuance of restricted common
    stock to founders..............       --    $ --    16,950    $17      $     (9)     $     --          $--          $    --
  Issuance of Series A preferred
    stock, net of issuance costs...   11,680      12        --     --         5,801            --           --               --
  Issuance of common stock pursuant
    to stock plans to employees and
    to consultants.................       --      --     3,374      3            82            --           --               --
  Issuance of convertible preferred
    stock warrants.................       --      --        --     --            40            --           --               --
  Deferred stock compensation......       --      --        --     --           195          (195)          --               --
  Amortization of deferred stock
    compensation...................       --      --        --     --            --            29           --               --
  Net loss.........................       --      --        --     --            --            --           --           (4,749)
                                     -------    ----    ------    ---      --------      --------          ---          -------
Balance at December 31, 1998.......   11,680      12    20,324     20         6,109          (166)          --           (4,749)
  Issuance of Series B preferred
    stock, net of issuance costs...    3,177       3        --     --         6,171            --           --               --
  Issuance of common stock pursuant
    to stock plans to employees and
    to consultants.................       --      --     2,490      2         1,137            --           --               --
  Deferred stock compensation......       --      --        --     --        13,119       (13,119)          --               --
  Amortization of deferred stock
    compensation...................       --      --        --     --            --         3,584           --               --
  Net loss.........................       --      --        --     --            --            --           --             (232)
                                     -------    ----    ------    ---      --------      --------          ---          -------
Balance at December 31, 1999.......   14,857      15    22,814     22        26,536        (9,701)          --           (4,981)
  Issuance of common stock pursuant
    to stock plans to employees....       --      --     2,446      2         2,196            --           --               --
  Repurchases of common stock......       --      --       (17)    --           (20)           --           --               --
  Issuance of stock pursuant to
    warrant exercises..............       --      --       266      1            (1)           --           --               --
  Conversion of preferred to common
    stock..........................  (14,857)    (15)   29,714     30           (15)           --           --               --
  Issuance of stock pursuant to
    initial public offering, net of
    offering expenses..............       --      --     6,900      7        92,104            --           --               --
  Issuance of stock pursuant to
    secondary offering, net of
    offering expenses..............       --      --     3,500      4       165,485            --           --               --
  Deferred stock compensation......       --      --        --     --         3,967        (3,967)          --               --
  Amortization of deferred stock
    compensation...................       --      --        --     --            --         7,017           --               --
  Tax benefit on stock options.....       --      --        --     --        19,521            --           --               --
  Other comprehensive income:
    Change in unrealized gain on
      available-for-sale
      securities...................       --      --        --     --            --            --           58               --
    Net income.....................       --      --        --     --            --            --           --           22,362
    Other comprehensive income.....       --      --        --     --            --            --           --               --
                                     -------    ----    ------    ---      --------      --------          ---          -------
Balance at December 31, 2000.......       --    $ --    65,623    $66      $309,773      $ (6,651)         $58          $17,381
                                     =======    ====    ======    ===      ========      ========          ===          =======


                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     -------------
  Issuance of restricted common
    stock to founders..............    $      8
  Issuance of Series A preferred
    stock, net of issuance costs...       5,813
  Issuance of common stock pursuant
    to stock plans to employees and
    to consultants.................          85
  Issuance of convertible preferred
    stock warrants.................          40
  Deferred stock compensation......          --
  Amortization of deferred stock
    compensation...................          29
  Net loss.........................      (4,749)
                                       --------
Balance at December 31, 1998.......       1,226
  Issuance of Series B preferred
    stock, net of issuance costs...       6,174
  Issuance of common stock pursuant
    to stock plans to employees and
    to consultants.................       1,139
  Deferred stock compensation......          --
  Amortization of deferred stock
    compensation...................       3,584
  Net loss.........................        (232)
                                       --------
Balance at December 31, 1999.......      11,891
  Issuance of common stock pursuant
    to stock plans to employees....       2,198
  Repurchases of common stock......         (20)
  Issuance of stock pursuant to
    warrant exercises..............          --
  Conversion of preferred to common
    stock..........................          --
  Issuance of stock pursuant to
    initial public offering, net of
    offering expenses..............      92,111
  Issuance of stock pursuant to
    secondary offering, net of
    offering expenses..............     165,489
  Deferred stock compensation......          --
  Amortization of deferred stock
    compensation...................       7,017
  Tax benefit on stock options.....      19,521
  Other comprehensive income:
    Change in unrealized gain on
      available-for-sale
      securities...................          58
    Net income.....................      22,362
                                       --------
    Other comprehensive income.....    $ 22,420
                                       ========
Balance at December 31, 2000.......    $320,627
                                       ========

          See accompanying notes to consolidated financial statements.

                            TURNSTONE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------    -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  22,362    $  (232)   $(4,749)
Adjustments to reconcile net income (loss) to net cash
  provided (used) in operating activities:
  Depreciation and amortization.............................      1,634        312        108
  Stock compensation expense................................      7,101      3,584         29
  Common stock issued for services..........................         --         13          2
  Tax benefit on stock options..............................     19,521         --         --
  Provision for doubtful accounts and sales returns.........      2,800        276         --
  Loss on disposal of property and equipment................         53         --         --
  Effect of changes in foreign currency.....................         51         --         --
  Changes in assets and liabilities:
     Accounts receivable....................................      2,829     (6,715)        --
     Income tax receivable..................................     (6,840)        --         --
     Deferred tax asset.....................................     (3,616)        --         --
     Inventory..............................................    (26,563)    (2,939)        --
     Prepaid expenses and other current assets..............     (1,562)      (503)       (56)
     Accounts payable.......................................      7,427        601        182
     Accrued compensation and benefits......................      1,117        791        129
     Accrued expenses and other liabilities.................      8,981      1,680         34
     Deferred revenue.......................................       (330)     2,132         --
     Customer deposits......................................     (1,328)     1,328         --
                                                              ---------    -------    -------
          Net cash provided (used) in operating
            activities......................................     33,637        328     (4,321)
INVESTING ACTIVITIES
Acquisition of Paragon Solutions Limited, net of cash
  acquired of $374..........................................     (4,626)        --         --
Acquisition of property and equipment.......................     (3,981)      (611)      (194)
Proceeds from disposal of property and equipment............         31         --         --
Purchases of available-for-sale investments, net............   (120,076)        --         --
Proceeds from sales and maturities of available-for-sale
  investments...............................................     30,277         --         --
Increase in other assets....................................        (72)      (104)       (28)
Increase in restricted cash.................................     (3,639)        --         --
                                                              ---------    -------    -------
          Net cash used in investing activities.............   (102,086)      (715)      (222)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock..................    259,694      1,126         91
Net proceeds from issuance of convertible preferred stock...         --      6,174      5,813
Principal payments of capital lease obligations.............       (224)      (188)       (23)
                                                              ---------    -------    -------
          Net cash provided by financing activities.........    259,470      7,112      5,881
Effect of exchange rate changes on cash and cash
  equivalents...............................................          7         --         --
Net increase in cash and cash equivalents...................    191,028      6,725      1,338
Cash and cash equivalents at beginning of period............      8,063      1,338         --
Cash and cash equivalents at end of period..................  $ 199,091    $ 8,063    $ 1,338
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $      27    $    31    $    --
  Cash paid for income tax..................................  $   6,775    $    --    $    --
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Note payable issued for acquisition of Paragon Solutions
     Limited................................................  $   2,377    $    --    $    --
  Deferred stock compensation...............................  $   3,967    $13,119    $   195
  Equipment purchases under capital leases..................  $      --    $   278    $   422
  Convertible preferred stock warrant issuances.............  $      --    $    --    $    40

          See accompanying notes to consolidated financial statements

                            TURNSTONE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

 1. DESCRIPTION OF BUSINESS

     Turnstone Systems, Inc. (the Company) develops and markets products that enable local exchange carriers to rapidly deploy and efficiently maintain digital subscriber line services. The Company commenced the commercial sale of its products in the first quarter of 1999.

     During 1998, the Company was considered to be in the development stage as the Company was engaged primarily in obtaining financing and personnel and developing its products.

     The Company was incorporated on January 2, 1998. The period from this date to December 31, 1998 is referred to in the accompanying consolidated financial statements and notes as "1998" or the "Year ended December 31, 1998".

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in New Zealand, the United Kingdom, Germany and Australia. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The functional currency of the Company's subsidiaries is the U.S. dollar. The financial statements of the subsidiaries are remeasured into U.S. dollars for the purposes of consolidation using the historical exchange rates in effect at the date of the transactions. Remeasurement gains and losses are included in interest income (expense) and other, net and have not been material to date. Foreign currency transaction gains and losses are included in interest income (expense) and other, net and have not been material for all periods presented.

     In July 2000, the Board of Directors authorized a two-for-one stock split of the Company's common stock effected in the form of a stock dividend on August 23, 2000 to holders of record as of the close of business on August 9, 2000. All common shares, common options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications, none of which affected net income (loss), have been made to prior year amounts to conform to the current year presentation.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2000 and 1999 consist primarily of money market funds. Substantially all cash and cash equivalents are held with three financial institutions.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

  Investments

     The Company has classified its investment securities as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses are included in other comprehensive income (loss). Realized gains and losses are computed using the specific identification method.

     The Company's investments comprise U.S., state, and municipal government obligations and corporate debt securities. Investments with maturities of less than or equal to one year are considered short-term and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

  Fair Value of Financial Instruments and Concentration of Credit Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, investments and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses.

     For the year ended December 31, 2000, 19% of net revenues were derived from one customer. For the year ended December 31, 1999, 15% of net revenues were derived from that same customer, and 41%, 19% and 11% of net revenues were attributable to three additional customers. Substantially all of the Company's revenues during 2000 and 1999 were derived from customers who are competitive local exchange carriers. The financial condition of competitive local exchange carriers has in the past, and may in the future, have a significant impact on the Company's results of operations.

  Foreign Currency Risk

     The Company develops its products in the United States and markets its products in the United States, Canada, Europe, Asia and Asia Pacific. Substantially all revenues and expenses are denominated in United States dollars. As a result, a strengthening of the dollar could make the Company's products less competitive in foreign markets. The Company currently does not conduct transactions in any foreign currencies and, therefore, does not engage in any foreign exchange hedging activities.

  Inventories

     Inventories consist primarily of finished products and raw materials. Finished products are manufactured by a third party manufacturer and are included in the Company's inventory balance once testing is complete and title passes to the Company. Raw materials included in the Company's inventory balance consist of component parts inventory purchased by the Company. The Company recognized a charge of $4.1 million to write down the value of finished goods and raw materials on hand at December 31, 2000 in excess of forecast requirements. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Component parts purchased and owned by the third party manufacturer are not included in the Company's inventory balance. Under the contract with the third party manufacturer, the Company has liability for component parts purchased on behalf of the Company, and work-in-process and finished goods inventory manufactured for the Company, that become excess or obsolete to the manufacturer as a result of certain actions. Such actions can include the effect of product design changes or changes in the Company's planned requirements.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     Inventory consisted of the following at December 31 (in thousands):

                                                             2000       1999
                                                            -------    ------
Raw materials.............................................  $   295    $   85
Finished goods............................................   29,207     2,854
                                                            -------    ------
                                                            $29,502    $2,939
                                                            =======    ======

  Valuation of Long-Lived Assets

     Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three years, or the lease term, if applicable. Gains and losses on disposals are included in net income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal.

     Intangible assets consist of goodwill and assembled workforce associated with the Company's purchase of Paragon Solutions Limited (Paragon) in August 2000. Intangible assets are being amortized on a straight-line basis over an estimated life of four years.

     The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Recoverability of property and equipment to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Recoverability of goodwill and certain identifiable intangibles is measured by the undiscounted cash flows of the acquired business over the remaining amortization period and, when the carrying value exceeds the net realizable value, the value of goodwill and intangible is reduced to net realizable value.

     Since January 2, 1998 (inception) through December 31, 2000, no impairment losses have been identified.

  Revenue Recognition

     The Company recognizes revenue from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to customer is fixed or determinable and that collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. The Company generally does not allow for product returns. The Company maintains an estimated reserve for potential returns based on a minimal level of returns on a historical basis. Revenue from services and support provided under the Company's maintenance programs are deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. The Company provides twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program are estimated and accrued for at the time of product shipment. Revenue from consulting and training are deferred based on the fair value of the services, and recognized when such services are completed.

     Deferred revenue represents amounts received from customers in respect of maintenance programs, consulting and training, in advance of such services and support being provided.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     Revenue from transactions involving the Company's software application products is recognized provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable. To date, revenue from such transactions has not been significant.

  Research and Development Costs

     Development costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until the product has been completed, tested and is ready for commercial manufacturing. To date, hardware development projects have been completed concurrent with the establishment of commercial manufacturing and accordingly no costs have been capitalized. To date, software development projects have been completed concurrent with the establishment of technological feasibility in the form of a working model and, accordingly, no costs have been capitalized.

  Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Compensation expense on fixed stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

  Net Earnings (Loss) Per Share

     Basic and diluted net earnings (loss) per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic net earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding weighted-average number of shares of restricted stock subject to repurchase. Diluted net earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury stock method and from convertible securities using the "as-if converted basis."

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     The following table presents the calculation of basic and diluted net earnings (loss) per common share (in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999      1998
                                                         -------    ------    -------
Numerator:
  Net earnings (loss)..................................  $22,362    $ (232)   $(4,749)
                                                         =======    ======    =======
Denominator
  Weighted-average shares outstanding -- basic.........   49,964     8,474      2,390
                                                         -------    ------    -------
Effect of dilutive securities
  Shares issuable under stock options..................    4,819        --         --
  Restricted stock subject to repurchase...............    8,726        --         --
  Shares issuable pursuant to warrants.................       43        --         --
  Shares issuable upon conversion of preferred stock...    2,517        --         --
                                                         -------    ------    -------
  Weighted-average shares outstanding -- diluted.......   66,069     8,474      2,390
Net earnings (loss) per share -- basic.................  $  0.45    $(0.03)   $ (1.99)
                                                         =======    ======    =======
Net earnings (loss) per share -- diluted...............  $  0.34    $(0.03)   $ (1.99)
                                                         =======    ======    =======

     Potential shares of common stock, which have been excluded from the determination of net earnings per share for the year ended December 31, 2000, consist of shares issuable under stock options with exercise prices greater than the average fair market value of the Company's common stock. Potential shares of common stock, which have been excluded from the determination of net loss per share for the years ended December 31, 1999 and 1998, consisted of shares of restricted common stock subject to repurchase, and shares issuable under stock options, warrants and upon the conversion of convertible preferred stock. These potential shares, which have been excluded because the effect of such shares would have been anti-dilutive for each of the periods presented, were as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            2000      1999      1998
                                                            -----    ------    ------
Shares issuable under stock options.......................  4,307     6,678     3,000
Shares of restricted stock subject to repurchase:
  Founders................................................     --     8,072    12,310
  Other employees.........................................     --     3,266     3,328
Shares issuable pursuant to warrants to purchase
  convertible preferred stock on an "as-if converted"
  basis...................................................     --       270       270
Shares of convertible preferred stock on an "as-if
  converted" basis........................................     --    29,714    23,360
                                                            -----    ------    ------
                                                            4,307    48,000    42,268

     The weighted-average exercise price of shares issuable under stock options for the years ended December 31, 2000, 1999 and 1998 was $56.51, $1.33 and $0.04, respectively. The weighted-average purchase price of shares of common stock subject to the Company's right of repurchase was $0.0005, for all periods presented, for shares issued to the Company's founders and was $0.32 and $0.03 for the years ended December 31, 1999 and 1998, respectively, for shares issued to other employees. The weighted-average exercise price of warrants to purchase shares of convertible preferred stock was $0.50 for all periods presented. Each share of convertible preferred stock is convertible into two shares of common stock.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

  Other Comprehensive Income

     The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

     The following table presents the calculation of comprehensive income as required by SFAS No. 130. The components of comprehensive income are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------    -----    -------
Net income (loss).......................................  $22,362    $(232)   $(4,749)
Change in net unrealized gain (loss) on
  available-for-sale investments........................       97       --         --
Tax (expense) benefit...................................      (39)      --         --
                                                          -------    -----    -------
Net unrealized gain.....................................       58       --         --
                                                          -------    -----    -------
Total comprehensive income..............................  $22,420    $(232)   $(4,749)
                                                          =======    =====    =======

  Income Taxes

     Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Through December 31, 2000, the Company has not had any investments in derivative instruments and the Company has not engaged in hedging activities. Accordingly, the Company has evaluated the effects of adopting SFAS No. 133 and currently does not believe that it will have a material impact on its financial position, results of operations or cash flows. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 addresses certain issues related to the implementation of SFAS 133, but does not change the basic model of SFAS 133 or further delay the implementation of SFAS 133.

 3. ACQUISITION

     On August 8, 2000, the Company completed the acquisition of Paragon, a privately-held New Zealand company. Paragon is an engineering design services company that specializes in the design of telecommunications services products. In connection with this acquisition and in exchange for all outstanding ordinary shares of Paragon, the former shareholders of Paragon received $5.0 million in cash in August 2000. On the first anniversary of the closing date, they are entitled to receive an additional $2.5 million and a further $2.5 million if certain contract conditions are met, for a maximum second installment of $5.0 million. As a result of the acquisition, Paragon became a wholly-owned subsidiary of the Company. The consolidated statements of

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

operations for the year ended December 31, 2000 include the results of operations of Paragon for the period from August 8, 2000 to December 31, 2000.

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

     The purchase price consists of the first installment of $5.0 million and the minimum $2.5 million payment of the second installment. The minimum amount of the second installment is valued at approximately $2.3 million based on the present value at acquisition date, computed at an average annual return of 9.5%. This amount is payable on August 8, 2001 and has been included in current obligations under note payable and capital leases on our balance sheet at December 31, 2000.

     The total purchase price is allocated as follows (in thousands):

Property and equipment......................................  $   93
Accounts receivable, net....................................     480
Net tangible assets acquired, excluding property and
  equipment and accounts receivable.........................     242
Assembled workforce.........................................   1,160
Goodwill....................................................   5,308
                                                              ------
          Total.............................................  $7,283
                                                              ======

     The goodwill and assembled workforce are being amortized on a straight-line basis over a four year period. As of December 31, 2000, accumulated amortization related to the goodwill and assembled workforce acquired in the Paragon acquisition totaled $635,000. If the maximum amount of the second installment payment is made on the first anniversary of the consummation of the transaction and is added to the purchase price, there would be an increase to intangible assets of $2.5 million. Amortization of this additional purchase consideration would commence at that time on a straight-line basis over the remainder of the initial four-year period.

     The following summarized financial information, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the years ended December 31, 2000 and 1999, assuming Paragon had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                             2000         1999
                                                          ----------    ---------
Net revenues............................................   $150,812      $28,429
Net income (loss).......................................   $ 21,321      $(1,471)
Basic net earnings (loss) per share of common stock.....   $   0.43      $ (0.17)
Diluted net earnings (loss) per share of common stock...   $   0.32      $ (0.17)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition they are not intended to be a projection of future results or a representation of the effects of the combined operations.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

 4. ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following as of December 31 (in thousands):

                                                              2000     1999
                                                              -----    -----
Accounts receivable.........................................  4,327    6,715
Allowance for doubtful accounts and sales returns...........  3,076      276
                                                              -----    -----
  Accounts receivable, net..................................  1,251    6,439
                                                              =====    =====

     Bad debt expense was $2,600,000, $76,000, $0 in 2000, 1999 and 1998, respectively.

 5. INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):

                                                                  DECEMBER 31, 2000
                                                   ------------------------------------------------
                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST         GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    -------
Certificates of deposit..........................   $ 5,639        $ --          $ --       $ 5,639
Commercial paper.................................    15,130          --           (10)       15,120
Government notes and bonds.......................    49,123          77            --        49,200
Corporate notes and bonds........................    23,507          30            --        23,537
                                                    -------        ----          ----       -------
                                                    $93,399        $107          $(10)      $93,496
                                                    =======        ====          ====       =======
Reported as:
  Short-term investments.........................                                           $65,918
  Long-term investments..........................                                            23,939
  Restricted cash................................                                             3,639
                                                                                            -------
          Total..................................                                           $93,496
                                                                                            =======

     As of December 31, 1999 the company had no short-term or long-term investments.

     As of December 31, 2000, all of the Company's available-for-sale securities classified as long-term had maturities between one year and two years.

 6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31 (in thousands):

                                                              2000      1999
                                                             ------    ------
Computer equipment and purchased software..................  $3,037    $1,011
Test and lab equipment.....................................   1,398       233
Furniture and office equipment.............................     857       222
Leasehold improvements.....................................     113        39
                                                             ------    ------
                                                              5,405     1,505
Less accumulated depreciation and amortization.............   1,315       420
                                                             ------    ------
                                                             $4,090    $1,085
                                                             ======    ======

     Depreciation and amortization expense of property and equipment totaled $999,000, $312,000 and $108,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

 7. INCOME TAXES

     The Company has provided a valuation allowance due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The change in the total valuation allowance for the years ended December 31, 2000 and 1999 was a decrease of $4,000 and a decrease of $1,076,000, respectively.

     The Internal Revenue Code and applicable state tax laws, impose substantial restrictions on the ability of the Company to utilize net operating losses and tax credit carryforwards in the event of an "ownership change," as defined in
Section 382 of the Internal Revenue Code. The issuance of Series A convertible preferred stock on January 13, 1998, resulted in such a change. As a result, the annualized loss and credit carryforwards as of January 13, 1998 of $100,000 and $5,600, respectively, are subject to an annual limitation of approximately $300,000. The net operating losses incurred from January 14, 1998 through December 31, 1998 are not subject to an annual limitation.

     Income taxes for the years ended December 31, 2000, 1999 and 1998, were comprised of the following (in thousands):

                                                               2000      1999    1998
                                                              -------    ----    ----
Current:
  Federal...................................................  $     8    $456    $--
  State.....................................................        4       7      1
  Foreign...................................................       47      --     --
                                                              -------    ----    ---
          Total current tax expense.........................       59     463      1
Deferred:
  Federal...................................................   (3,616)     --     --
  State.....................................................       --      --     --
                                                              -------    ----    ---
          Total deferred tax expense........................   (3,616)     --     --
Charge in lieu of income taxes attributable to stock options exercised:
  Federal...................................................   16,720      --     --
  State.....................................................    2,801      --     --
                                                              -------    ----    ---
          Total charge in lieu of income taxes..............   19,521      --     --
                                                              -------    ----    ---
          Total income tax expense..........................  $15,964    $463    $ 1
                                                              =======    ====    ===

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% in 2000 and 34% in 1999 and 1998 to income before income taxes and actual income taxes as of December 31, 2000, 1999 and 1998 follows (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
Federal tax at statutory rate.........................  $13,414    $    79    $(1,614)
State taxes, net of federal income tax benefit........    1,823          8          1
Research and development and other credits............     (209)      (157)        --
Permanent differences relating to stock exercise......    1,843      1,273         --
Valuation allowances (utilized) not benefited.........   (1,265)       379        484
Net operating losses (utilized) not benefited.........       --     (1,128)     1,128
Other differences.....................................      358          9          2
                                                        -------    -------    -------
          Total income tax expense....................  $15,964    $   463    $     1
                                                        =======    =======    =======

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
Deferred tax assets:
  Reserve for bad debt................................  $ 1,096    $    76    $    24
  Sales return reserve and other accruals.............      187        204         --
  Inventory reserve...................................    1,781         --         --
  Accrued vacation....................................      329         --         --
  Warranty reserve....................................      144         --         --
  Plant and equipment.................................       --         36         23
  Startup costs.......................................      458        640        814
  Deferred revenues...................................      697        222         --
  Goodwill, foreign branch............................      162         --         --
  Net operating loss carryforwards....................       --         17      1,410
                                                        -------    -------    -------
          Total gross deferred tax assets.............    4,854      1,195      2,271
Deferred tax liabilities:
  Plant and equipment.................................      (47)        --         --
                                                        -------    -------    -------
                                                          4,807      1,195      2,271
  Valuation allowance.................................   (1,191)    (1,195)    (2,271)
                                                        -------    -------    -------
          Net deferred tax assets.....................  $ 3,616    $    --    $    --
                                                        =======    =======    =======

 8. COMMITMENTS AND CONTINGENCIES

  Purchase Commitments and Contingencies

     In 2000, the Company recorded a charge to cost of net revenues totaling $7.3 million representing certain noncancelable purchase commitments for product component parts in excess of forecast requirements. These purchase commitments included commitments to the Company's third party manufacturer for component parts to be purchased on behalf of the Company by its third party manufacturer, as well as the Company's purchase commitments for component parts to its vendors. This liability has been included in other current liabilities and accrued expenses on the balance sheet as of December 31, 2000.

  Lease Commitments

     In July 1998, the Company entered into a leasing agreement with a financing company which allows the Company to draw up to $900,000 for the lease of hardware and $600,000 for the lease of software. The leases entered into under this leasing agreement are accounted for as capital leases. This leasing agreement expired April 29, 2000. The remaining lease obligations outstanding under this agreement are repayable in 36 equal monthly installments of principal plus interest commencing on the individual lease inception dates and are secured by the leased assets.

     In connection with the equipment leasing agreement, the Company issued to the financing company warrants to purchase 90,000 shares of Series A convertible preferred stock at a price of $0.50 per share. The fair value of the warrants was determined to be $27,000, calculated using the Black-Scholes option pricing model, using the following assumptions: no dividends; contractual term of five years; risk-free interest rate of 5.5%; and expected volatility of 65%. The fair value of the warrants has been recorded as additional paid-in capital and is being amortized as interest expense over the term of the lease agreement. The Company has issued 176,896 shares of common stock upon net exercise of these warrants.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     The Company is also obligated under certain noncancelable operating leases for office space, which requires the Company to pay related property taxes and normal maintenance. The leases expire in various years through 2010. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2,537,000, $244,000 and $128,000, respectively.

     Future minimum lease payments under noncancelable, operating and capital leases are as follows as of December 31, 2000 (in thousands):

                                                            CAPITAL    OPERATING
                 YEAR ENDING DECEMBER 31,                   LEASES      LEASES
                 ------------------------                   -------    ---------
  2001....................................................   $205       $ 4,010
  2002....................................................     42         3,889
  2003....................................................     --         4,023
  2004....................................................     --         4,162
  2005....................................................     --         4,277
  Thereafter..............................................     --        21,014
                                                             ----       -------
          Total minimum lease payments....................   $247       $41,375
                                                             ====       =======
Less: Amount representing imputed interest................     10
                                                             ----
Present value of minimum lease payments...................    237
Less: Current portion.....................................   $196
                                                             ----
Capital lease obligation, less current portion............   $ 41
                                                             ====

     The Company subleases a facility, and certain furniture and fixtures located at the facility, the Company previously occupied under a sublease arrangement expiring in November 2001. Total payments to be received under this noncancelable operating sublease in 2001 are $467,000.

     In May 2000, the Company entered into an operating lease agreement for new corporate facilities. The lease term commenced July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. Rent expense is recognized on a straight-line basis over the lease term. In May 2000, the Company was required to make an advance lease payment for the first twelve months of the lease. This payment, totaling $3.6 million, has been classified as prepaid expenses at December 31, 2000.

     Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, the Company is required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires the Company to hold funds in the form of a certificate of deposit with a financial institution. The Company has classified these funds as restricted cash on the balance sheet at December 31, 2000.

 9. SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have separately reportable operating segments. The Company operates in one principal business segment across domestic and international markets.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     Information regarding geographic areas for the year ended December 31, 2000 is as follows (in thousands):

REVENUES:
  United States...........................................  $131,370
  International...........................................    17,995
                                                            --------
          Total...........................................  $149,365
                                                            ========
LONG-LIVED ASSETS:
  United States...........................................  $  3,817
  New Zealand.............................................     6,032
  International -- others.................................        73
                                                            --------
          Total...........................................  $  9,922
                                                            ========

     Revenues are attributed to countries based on the location of the customers. All revenues for the years ended December 31, 1999 and 1998 were to customers located in the United States and all of the Company's assets were located in the United States as of December 31, 1999 and 1998.

10. STOCKHOLDERS' EQUITY

  Common Stock

     In 1998, the Company issued 16,951,000 shares of restricted common stock to the three founding members of the Company at $0.0005 per share. The shares are subject to a right of repurchase by the Company, which lapses monthly over four year periods ending in October 2001 and January 2002, or on the occurrence of a change of control event. Upon termination of employment, the Company may repurchase all unvested shares at the original purchase price. The Company maintains a right of first refusal with respect to restricted common stock. As of December 31, 2000, 1999 and 1998, there were 3,834,000, 8,072,000 and
12,310,000 shares of restricted common stock subject to repurchase from the three founding members of the Company.

     In February 2000, the Company completed its initial public offering. The Company issued 6,900,000 shares of common stock at a price to the public of $14.50 per share. The net proceeds of the initial public offering were approximately $92.1 million. Upon closing of the initial public offering, all convertible preferred stock (Series A and Series B) automatically converted to 29,713,860 shares of common stock. Upon the completion of the initial public offering the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value.

     In August 2000, the Company effected a 2-for-1 stock split in the form of a stock dividend. All common shares, common options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

     In September 2000, the Company completed a follow on offering of its common stock. The Company issued 3,500,000 shares of common stock at a price to the public of $50.00 per share. The net proceeds of the follow on offering were approximately $165.5 million.

  1998 and 2000 Stock Plans

     In January 1998, the 1998 Stock Plan was adopted by the Board and subsequently received stockholder approval. Upon completion of the Company's initial public offering, the 1998 Stock Plan was terminated, no further option grants were made under the 1998 Stock Plan, and all shares reserved but not yet issued under the 1998 Stock Plan were made available for grant under the 2000 Stock Plan. The 1998 Stock Plan permitted

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

the Company to grant employees, outside directors, and consultants qualified stock options, nonstatutory stock options, or stock purchase rights to purchase shares of the Company's common stock. Options generally vest 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vest in equal monthly installments over the 36 months thereafter. Options are exercisable immediately. Shares issued upon exercise of non-vested stock options are subject to the Company's right to repurchase at the original exercise price. The Company's repurchase right lapses in accordance with the vesting schedule for the stock options. At December 31, 2000, 1999 and 1998, 2,602,000, 3,266,000 and 3,328,000, shares, respectively, resulting from the early exercise of options were subject to repurchase at weighted-average exercise prices of $0.38, $0.32 and $0.03, respectively.

     Under the 1998 Stock Plan, the Company issued 31,068 shares of common stock in 1999 and 45,380 shares in 1998 in exchange for consulting services. The aggregate estimated fair value of these shares and the resulting expense was $25,000 for the 1999 issuances and $2,000 for the 1998 issuances. In addition, in 1999 the Company granted 150,000 options to non-employee members of its Advisory Board. These options were fully vested at the date of grant. Amortization of deferred stock compensation in 1999 includes $217,500 of compensation expense related to these option grants.

     In July 1999, the Company approved increases in the number of shares of Common Stock reserved for issuance under the Company's 1998 Stock Plan from 10,648,000 to 14,148,000 shares.

     The 2000 Stock Plan was adopted by the Board of Directors in November 1999 and became effective upon the effectiveness of our initial public offering in February 2000. The 2000 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options, and stock purchase rights to employees, directors and consultants. The plan also provides for nondiscretionary grants of nonstatutory options to outside directors. Options granted under the 2000 Stock Plan are exercisable upon vesting. Options granted under the 2000 Stock Plan generally vest 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vest in equal monthly installments over the 36 months thereafter. A total of 10,575,752 shares of common stock have been reserved for issuance under the 2000 Stock Plan, including 575,752 shares available for grant under the 1998 Stock Plan that were transferred to the 2000 Stock Plan. An annual increase in the share reserve will be added on the first day of each year, beginning in 2001.

  2000 Nonstatutory Stock Plan

     The 2000 Nonstatutory Stock Plan was adopted by the Board of Directors in August 2000. The 2000 Nonstatutory Stock Plan provides for the grant of nonstatutory stock options and stock purchase rights to employees and consultants. Options granted under the 2000 Nonstatutory Stock Plan generally vest 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vest in equal monthly installments over the 36 months thereafter. A total of 4,000,000 shares of common stock have been reserved for issuance under the 2000 Nonstatutory Stock Plan.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     A summary of the status of the Company's Stock Plans is as follows (in thousands, except for per share data):

                                                                              OUTSTANDING OPTIONS
                                                                             ----------------------
                                                                                          WEIGHTED-
                                                                             WEIGHTED-     AVERAGE
                                                    SHARES                    AVERAGE       GRANT
                                                   AVAILABLE    NUMBER OF    EXERCISE     DATE FAIR
                                                   FOR GRANT     SHARES        PRICE        VALUE
                                                   ---------    ---------    ---------    ---------
Authorized as of January 2, 1998 (inception).....    10,648          --
Granted with exercise price:
  Less than fair value...........................    (1,040)      1,040       $ 0.07       $ 0.25
  Equal to fair value............................    (5,613)      5,613         0.03         0.03
Exercised........................................        --      (3,373)        0.03
Canceled.........................................       280        (280)        0.03
                                                    -------      ------
Balances as of December 31, 1998.................     4,275       3,000         0.04
Authorized.......................................     3,500          --
Granted with exercise price:
  Less than fair value...........................    (6,168)      6,168         1.60       $ 3.65
Exercised........................................        --      (2,490)        0.46
                                                    -------      ------
Balances as of December 31, 1999.................     1,607       6,678         1.33
Authorized.......................................    14,000          --
Granted with exercise price:
  Less than fair value...........................    (1,031)      1,031         7.20       $23.95
  Equal to fair value............................   (10,526)     10,526        33.47        33.47
Exercised........................................        --      (2,372)        0.51
Canceled.........................................       524        (845)       36.13
                                                    -------      ------       ------
Balances as of December 31, 2000.................     4,574      15,018       $22.44
                                                    =======      ======       ======

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     The following table summarizes information about stock options outstanding and exerciseable as of December 31, 2000:

              OPTIONS OUTSTANDING                   OPTIONS EXERCISEABLE
-----------------------------------------------   ------------------------
                    NUMBER OF       WEIGHTED-      NUMBER OF
                  SHARES SUBJECT     AVERAGE         SHARES      WEIGHTED-
                    TO OPTIONS      REMAINING      SUBJECT TO     AVERAGE
   RANGE OF        OUTSTANDING     CONTRACTUAL      OPTIONS      EXERCISE
EXERCISE PRICES   (IN THOUSANDS)   LIFE (YEARS)   EXERCISEABLE     PRICE
---------------   --------------   ------------   ------------   ---------
$         0.03           633           7.2              96         $0.03
          0.10            73           7.9              20          0.10
          0.25           236           8.2              45          0.25
  0.48 -  0.58           670           8.2             339          0.48
  0.78 -  0.98           174           8.5               9          0.98
  1.25 -  1.83           571           8.5              92          1.39
  1.95 -  2.50           391           8.7              92          2.35
  3.23 -  4.45         1,071           8.8             272          3.54
  5.31 -  7.20         5,502           9.2              87          5.77
         17.00           273           9.8              --            --
 27.50 - 40.81           150           9.3              --            --
 41.69 - 60.81         4,287           9.5              --            --
 66.63 - 75.50           987           9.5              --            --
                      ------                         -----         -----
                      15,018                         2,104         $1.90
                      ======                         =====         =====

     The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements for employees whereby compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock compensation of $3,967,000 in 2000, $13,070,000 in 1999 and $195,000 in 1998 has
been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options.

     These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation was $7,017,000 in 2000, $3,584,000 in 1999 and $29,000 in 1998. The fair value of options granted prior to the Company's initial public offering on February 1, 2000 are estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk-free interest rates of 5.82%, 5.38% and 5.12% in 2000, 1999 and 1998, respectively, and an expected life of four years. The fair value of options granted subsequent to the Company's initial public offering are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, risk-free interest rate of 5.82%, expected volatility of 1.20 and an expected life of four years.

                            TURNSTONE SYSTEMS, INC.

                        DECEMBER 31, 2000, 1999 AND 1998

     Had compensation cost for the Company's stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's net income (loss) would have been as follows (in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------    ------    -------
Net income (loss) -- as reported......................  $ 22,362    $ (232)   $(4,749)
Net income (loss) -- pro forma........................  $(46,377)   $ (702)   $(4,750)
Basic net earnings (loss) per share -- as reported....  $   0.45    $(0.03)   $ (1.99)
                                                        ========    ======    =======
Basic net earnings (loss) per share -- pro forma......  $  (0.93)   $(0.08)   $ (1.99)
                                                        ========    ======    =======
Diluted net earnings (loss) per share -- as
  reported............................................  $   0.34    $(0.03)   $ (1.99)
                                                        ========    ======    =======
Diluted net earnings (loss) per share -- pro forma....  $  (0.93)   $(0.08)   $ (1.99)
                                                        ========    ======    =======

  2000 Employee Stock Purchase Plan

     The 2000 Employee Stock Purchase Plan was adopted by the Board of Directors in November 1999 and became effective upon the effectiveness of our initial public offering in February 2000. A total of 1,000,000 shares of common stock have been reserved for issuance, with an annual increase for subsequent years. A total of 74,000 shares have been issued pursuant to the 2000 Employee Stock Purchase Plan as of December 31, 2000 at a weighted-average purchase price per share of $12.33. The 2000 Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock, subject to certain restrictions, through payroll deductions. The purchase price per share will be 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower.

     To comply with the pro forma reporting requirements of SFAS No. 123 compensation cost is also estimated for the fair value of employee stock purchase plan issuances, which is included in the pro forma totals above. Therefore, the Company has estimated the compensation cost for its employee stock purchase plan issuances in October 2000. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2000: no expected dividends; expected volatility of 1.20; risk-free interest rate of 6.03%; and expected life of nine months. The weighted-average per share fair value of the purchase rights granted under the Purchase Plan during fiscal 2000 was $7.72.

                               SUPPLEMENTARY DATA

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                                                          QUARTER ENDED
                                                      ------------------------------------------------------
                                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                        1999         1999          1999             1999
                                                      ---------    --------    -------------    ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues........................................   $   952     $ 4,719        $9,033          $12,492
Cost of revenues....................................       576       2,510         3,834            5,439
                                                       -------     -------        ------          -------
Gross profit........................................       376       2,209         5,199            7,053
Operating expenses:
  Research and development..........................       830       1,023         1,756            2,122
  Sales and marketing...............................       508         821         1,100            1,483
  General and administrative........................       191         308           444              616
  Amortization of deferred stock compensation.......        97       1,186           877            1,424
                                                       -------     -------        ------          -------
         Total operating expenses...................     1,626       3,338         4,177            5,645
Operating income (loss).............................    (1,250)     (1,129)        1,022            1,408
  Interest income (expense) and other, net..........        42          41            29               68
  Income tax expense................................        --          --            63              400
                                                       -------     -------        ------          -------
         Net income (loss)..........................   $(1,208)    $(1,088)       $  988          $ 1,076
Basic net earnings (loss) per share.................   $ (0.20)    $ (0.14)       $ 0.11          $  0.10
                                                       =======     =======        ======          =======
Diluted net earnings (loss) per share...............   $ (0.20)    $ (0.14)       $ 0.02          $  0.02
                                                       =======     =======        ======          =======

                                                                          QUARTER ENDED
                                                      ------------------------------------------------------
                                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                        2000         2000          2000             2000
                                                      ---------    --------    -------------    ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues........................................   $23,107     $41,053        $56,227         $ 28,978
Cost of revenues(1).................................     8,756      17,076         23,356           23,268
                                                       -------     -------        -------         --------
Gross profit........................................    14,351      23,977         32,871            5,710
Operating expenses:
  Research and development..........................     2,728       3,622          5,884            6,495
  Sales and marketing...............................     2,078       3,635          3,495            4,060
  General and administrative(2).....................       783       1,113          1,643            3,355
  Amortization of intangibles.......................        --          --            231              404
  Amortization of deferred stock compensation.......     1,818       1,996          1,734            1,469
                                                       -------     -------        -------         --------
         Total operating expenses...................     7,407      10,366         12,987           15,783
Operating income (loss).............................     6,944      13,611         19,884          (10,073)
  Interest income (expense) and other, net..........       918       1,475          1,446            4,121
  Income tax expense (benefit)......................     3,277       6,034          8,515           (1,862)
                                                       -------     -------        -------         --------
         Net income (loss)..........................   $ 4,585     $ 9,052        $12,815         $ (4,090)
Basic net earnings (loss) per share.................   $  0.12     $  0.18        $  0.24         $  (0.07)
                                                       =======     =======        =======         ========
Diluted net earnings (loss) per share...............   $  0.07     $  0.14        $  0.19         $  (0.07)
                                                       =======     =======        =======         ========

---------------
(1) Cost of revenues for the quarter ended December 31, 2000 include a $11.4 million charge to write down the value of inventory on-hand at December 31, 2000 and to accrue a liability for commitments made for future delivery of raw materials.

(2) General and administrative expense for the quarter ended December 31, 2000 includes a $2.1 million charge for bad debt reserves as of December 31, 2000.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant incorporates by reference into this Item 10 portions of the Registrant's Definitive Proxy Statement with respect to its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ending December 31, 2000, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The Registrant incorporates by reference into this Item 11 portions of the Registrant's Definitive Proxy Statement with respect to its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ending December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Registrant incorporates by reference into this Item 12 portions of the Registrant's Definitive Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ending December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant incorporates by reference into this Item 13 portions of the Registrant's Definitive Proxy Statement with respect to its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ending December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             See Item 8 of this Form 10-K.

         2. SCHEDULES

             The following financial statement schedule of Turnstone Systems, Inc. for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

             Schedule II -- Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         3. EXHIBITS

             The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

    EXHIBIT
     NUMBER                           DESCRIPTION
    --------                          -----------
     3.1*     Amended and Restated Certificate of Incorporation of
              Turnstone Systems
     3.2*     Amended and Restated Bylaws of Turnstone Systems
     4.1*     Form of Common Stock certificate
     4.2*     Registration Rights Agreement, dated January 12, 1998, by
              and among Turnstone Systems and certain stockholders of
              Turnstone Systems named herein, as amended as of January 12,
              1999 and November 21, 1999
     4.3**    Form of Founder's Restricted Stock Purchase Agreement
              entered into as of January 2, 1998, between Turnstone
              Systems and each of P. Kingston Duffie, M. Denise Savoie and
              Richard N. Tinsley
    10.1*     Form of Indemnification Agreement entered into by Turnstone
              Systems with each of its directors and executive officers
    10.2*     1998 Stock Plan and forms of agreement thereunder
    10.3*     2000 Stock Plan and forms of agreement thereunder
    10.4*     2000 Nonstatutory Stock Plan and forms of agreement
              thereunder
    10.5**    2000 Employee Stock Purchase Plan and forms of agreement
              thereunder
    10.6**    Manufacturing Agreement dated as of October 16, 1998,
              between Turnstone Systems and A-Plus Manufacturing
              Corporation
    10.7**    OEM Purchase Agreement, dated effective as of September 1,
              1999, between Turnstone Systems and Lucent Technologies
              Inc., as amended as of September 28, 1999 and December 9,
              1999
    10.8*     Lease dated April 28, 2000, between Turnstone Systems and
              South Bay/San Tomas Associates
    10.9**    Application Services Agreement, dated effective as of
              December 23, 1999, between Turnstone Systems and AristaSoft
              Corporation
    10.10***  Agreement relating to sale and purchase of all the shares in
              Paragon Solutions Limited, dated July 19, 2000, among
              Turnstone Systems, each vendor listed in Schedule I thereto and Graham Parkins, as the vendor's representative
    21.1      Subsidiaries
    23.1      Consent of KPMG LLP

---------------
  * Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission (No. 333-45130).

 ** Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission (No. 333-45130).

*** Incorporated by reference herein to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (No. 333-45130).

     (b) REPORTS ON FORM 8-K

         We filed a current report on Form 8-K with the Securities and Exchange Commission on August 11, 2000 to report, under Item 2, that we had entered into a share purchase agreement to acquire all of the outstanding ordinary shares of Paragon Solutions Limited for up to a maximum of US$10 million in cash. We filed an amendment to this current report on Form 8-K with the Securities and Exchange Commission on September 1, 2000 with the required financial information.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                 BALANCE AT    ADDITIONS                      BALANCE
                                                 BEGINNING     CHARGED TO                    AT END OF
                  DESCRIPTION                    OF PERIOD     OPERATIONS    (DEDUCTIONS)     PERIOD
                  -----------                    ----------    ----------    ------------    ---------
Allowance for doubtful accounts:
  2000.........................................     $ 76         $2,600         $  --         $2,676
  1999.........................................     $ --         $   76         $  --         $   76
  1998.........................................     $ --         $   --         $  --         $   --
Sales return reserve:
  2000.........................................     $200         $  512         $(312)        $  400
  1999.........................................     $ --         $  200         $  --         $  200
  1998.........................................     $ --         $   --         $  --         $   --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 13th day of March, 2001.

                                          TURNSTONE SYSTEMS, INC.

                                          By:    /s/ RICHARD N. TINSLEY
                                            ------------------------------------
                                                     Richard N. Tinsley
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

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

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard N. Tinsley and Terrence J. Schmid, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
              /s/ RICHARD N. TINSLEY                    President, Chief Executive      March 13, 2001
---------------------------------------------------   Officer and Director (Principal
                Richard N. Tinsley                          Executive Officer)

              /s/ P. KINGSTON DUFFIE                   Chief Technology Officer and     March 13, 2001
---------------------------------------------------              Director
                P. Kingston Duffie

           /s/ ROBERT J. FINOCCHIO, JR.                          Director               March 13, 2001
---------------------------------------------------
             Robert J. Finocchio, Jr.

                /s/ JOHN K. PETERS                               Director               March 13, 2001
---------------------------------------------------
                  John K. Peters

              /s/ ANDREW W. VERHALEN                             Director               March 13, 2001
---------------------------------------------------
                Andrew W. Verhalen

               /s/ GEOFFREY Y. YANG                              Director               March 13, 2001
---------------------------------------------------
                 Geoffrey Y. Yang

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
 3.1*       Amended and Restated Certificate of Incorporation of
            Turnstone Systems
 3.2*       Amended and Restated Bylaws of Turnstone Systems
 4.1*       Form of Common Stock certificate
 4.2*       Registration Rights Agreement, dated January 12, 1998, by
            and among Turnstone Systems and certain stockholders of
            Turnstone Systems named herein, as amended as of January 12,
            1999 and November 21, 1999
 4.3**      Form of Founder's Restricted Stock Purchase Agreement
            entered into as of January 2, 1998, between Turnstone
            Systems and each of P. Kingston Duffie, M. Denise Savoie and
            Richard N. Tinsley
10.1*       Form of Indemnification Agreement entered into by Turnstone
            Systems with each of its directors and executive officers
10.2*       1998 Stock Plan and forms of agreement thereunder
10.3*       2000 Stock Plan and forms of agreement thereunder
10.4*       2000 Nonstatutory Stock Plan and forms of agreement
            thereunder
10.5**      2000 Employee Stock Purchase Plan and forms of agreement
            thereunder
10.6**      Manufacturing Agreement dated as of October 16, 1998,
            between Turnstone Systems and A-Plus Manufacturing
            Corporation
10.7**      OEM Purchase Agreement, dated effective as of September 1,
            1999, between Turnstone Systems and Lucent Technologies
            Inc., as amended as of September 28, 1999 and December 9,
            1999
10.8*       Lease dated April 28, 2000, between Turnstone Systems and
            South Bay/San Tomas Associates
10.9**      Application Services Agreement, dated effective as of
            December 23, 1999, between Turnstone Systems and AristaSoft
            Corporation
10.10***    Agreement relating to sale and purchase of all the shares in
            Paragon Solutions Limited, dated July 19, 2000, among
            Turnstone Systems, each vendor listed in Schedule I thereto and Graham Parkins, as the vendor's representative
21.1        Subsidiaries
23.1        Consent of KPMG LLP

---------------
  * Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission (No. 333-45130).

 ** Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission (No. 333-45130).

*** Incorporated by reference herein to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (No. 333-45130).