Form 10-Q
period 2001-03-31
TURNSTONE SYSTEMS INC
filed 2001-05-10
CIK 1054131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER 000-28843
                            ------------------------

                             TURNSTONE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    77-0473640
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

             2220 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA 95050 (Address of principal executive offices, including zip code)

                                 (408) 907-1400
              (Registrant's telephone number, including area code)

                            ------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        There were 64,881,320 shares of the Company's Common Stock, par value $.001, outstanding on April 30, 2001.

                             TURNSTONE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I.                              FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of March 31, 2001
                     and December 31, 2000............................................    2

                 Condensed Consolidated Statements of Operations for the Three
                     Months Ended March 31, 2001 and 2000.............................    3

                 Condensed Consolidated Statements of Cash Flows for the Three
                     Months Ended March 31, 2001 and 2000.............................    4

                 Notes to Consolidated Financial Statements...........................    5

Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations........................................   11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk..........    36


PART II.                               OTHER INFORMATION

Item 1.          Legal Proceedings....................................................   37

Item 2.          Changes in Securities and Use of Proceeds............................   38

Item 3.          Default Upon Senior Securities.......................................   38

Item 4.          Submission of Matters to vote for Securities Holders................    38

Item 5.          Other Information....................................................   38

Item 6.          Exhibits and Reports on Form 8-K.....................................   38

Signatures ...........................................................................   39

                             TURNSTONE SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       March 31,            December 31,
                                                                         2001                  2000
                                                                       ---------            -----------
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 186,439             $ 199,091
  Short-term investments                                                  40,356                65,918
  Accounts receivable, net                                                   348                 1,251
  Inventory                                                               38,685                29,502
  Income tax receivable                                                    2,640                 6,840
  Deferred tax asset                                                       3,616                 3,616
  Prepaid expenses and other current assets                                2,442                 2,176
                                                                       ---------             ---------
        Total current assets                                           $ 274,526             $ 308,394
                                                                       ---------             ---------

  Property and equipment, net                                              4,167                 4,090
  Long-term investments                                                   46,200                23,939
  Restricted cash                                                          3,639                 3,639
  Intangible assets                                                        5,409                 5,832
  Other assets                                                                43                   103
                                                                       ---------             ---------
        Total assets                                                   $ 333,984             $ 345,997
                                                                       =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current obligations under note payable and capital leases            $   2,599             $   2,573
  Accounts payable                                                         6,425                 8,229
  Accrued compensation and benefits                                        2,511                 2,087
  Other current liabilities and accrued expenses                           5,103                10,521
  Deferred revenue                                                         1,083                 1,802
                                                                       ---------             ---------
        Total current liabilities                                         17,721                25,212
                                                                       ---------             ---------

 Long-term obligations under capital leases, net of
   current portion                                                            19                    41

 Other long-term liabilities                                                 135                   117
                                                                       ---------             ---------
        Total liabilities                                                 17,875                25,370
                                                                       ---------             ---------

Stockholders' equity:
  Common stock, $.001 stated value, 200,000 shares
    authorized; 64,731 and 65,623 shares issued and
    outstanding at March 31, 2001 and December
    31, 2000, respectively                                                    65                    66
  Additional paid-in capital                                             309,782               309,773
  Deferred stock compensation                                             (4,839)               (6,651)
  Accumulated other comprehensive income                                     173                    58
  Retained earnings                                                       10,928                17,381
                                                                       ---------             ---------
        Total stockholders' equity                                       316,109               320,627
                                                                       ---------             ---------
        Total liabilities and stockholders' equity                     $ 333,984             $ 345,997
                                                                       =========             =========


See accompanying notes to consolidated financial statements.

                             TURNSTONE SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ----------------------------
                                                                             2001                2000
                                                                           --------             -------
Revenues:
  Product revenue                                                          $  5,373             $22,491
  Service revenue                                                             1,197                 616
                                                                           --------             -------
      Total net revenues                                                      6,570              23,107

Cost of revenues:
  Cost of product revenue                                                     2,351               8,458
  Cost of service revenue                                                       621                 298
                                                                           --------             -------
      Total cost of revenues                                                  2,972               8,756

Gross profit                                                                  3,598              14,351

Operating expenses:
  Research and development (exclusive of non-cash compensation expense of $586 and $1,058 for the three months ended March
    2001 and 2000, respectively)                                              6,433               2,728
  Sales and marketing (exclusive of non-cash compensation
    expense of $314 and $501 for the three months ended March
    2001 and 2000, respectively)                                              4,592               2,078
  General and administrative (exclusive of non-cash
    compensation expense of $308 and $259 for the three months
    ended March 2001 and 2000, respectively)                                  1,444                 783
  Amortization of intangible assets                                             404                  --
  Amortization of deferred stock compensation                                 1,208               1,818
                                                                           --------             -------
      Total operating expenses                                               14,081               7,407
                                                                           --------             -------
      Operating income (loss)                                               (10,483)              6,944
  Interest income and other, net                                              4,031                 918
                                                                           --------             -------

Income (loss) before income tax                                              (6,452)              7,862

  Income tax expense                                                              1               3,277
                                                                           --------             -------
Net income (loss)                                                          $ (6,453)            $ 4,585
                                                                           ========             =======
Basic net earnings (loss) per share of common stock                        $   (.11)            $   .12
                                                                           ========             =======
Diluted net earnings (loss) per share of common stock                      $   (.11)            $   .07
                                                                           ========             =======
Weighted-average shares of common stock outstanding used in
  computing basic net earnings (loss) per share                              60,170              36,872
                                                                           ========             =======
Weighted-average shares of common stock outstanding used in
  computing diluted net earnings (loss) per share                            60,170              63,612
                                                                           ========             =======


See accompanying notes to consolidated financial statements.

                             TURNSTONE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ------------------------------
                                                                                2001                 2000
                                                                              ---------             --------
OPERATING ACTIVITIES
Net income (loss)                                                             $  (6,453)            $  4,585
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                                   871                  130
    Stock compensation expense                                                    1,215                1,818
    Provision for doubtful accounts and sales returns                               (45)                  30
    Gain on disposal of property and equipment                                       --                  (19)
    Effect of changes in foreign currency                                            40                   --
    Changes in assets and liabilities:
      Accounts receivable                                                           963                 (454)
      Income tax receivable                                                       4,200                   --
      Inventory                                                                  (9,183)                (267)
      Prepaid expenses and other assets                                            (205)                (110)
      Accounts payable                                                           (1,794)               1,845
      Accrued compensation and benefits                                             446                  161
      Income tax payable                                                            (66)               3,170
      Accrued expenses and other current and long-term liabilities               (5,293)                (970)
      Deferred revenue                                                             (719)                 640
      Customer deposits                                                              --                1,012
                                                                              ---------             --------
        Net cash provided by (used in) operating activities                     (16,023)              11,571
INVESTING ACTIVITIES
Acquisition of property and equipment                                              (556)                (366)
Proceeds from disposal of property and equipment                                     --                    9
Purchases of available-for-sale investments, net                                (76,869)             (19,941)
Proceeds from sales and maturities of available-for-sale
  investments                                                                    80,284                   --
                                                                              ---------             --------
        Net cash provided by (used in) investing activities                       2,859              (20,298)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                          605               92,431
Principal payments of capital lease obligations                                     (56)                 (53)
                                                                              ---------             --------
        Net cash provided by financing activities                                   549               92,378
Effect of exchange rate changes on cash and cash equivalents                        (37)                  --
Net increase (decrease) in cash and cash equivalents                            (12,652)              83,651
Cash and cash equivalents at beginning of period                                199,091                8,063
Cash and cash equivalents at end of period                                    $ 186,439             $ 91,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                      $       5             $      9
  Cash paid for income tax                                                    $       8             $    176
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Deferred stock compensation                                                 $      --             $  4,590


See accompanying notes to consolidated financial statements.

                             TURNSTONE SYSTEMS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


1.      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Turnstone Systems, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2001, the operating results for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000, these consolidated financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 15, 2001. The condensed balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

        The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

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

        In September 2000, the Company completed a secondary public offering. The Company issued 3,500,000 shares of common stock in exchange for proceeds of approximately $165.5 million, net of underwriting discounts and direct offering expenses.

        As of March 31, 2001, the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value.

3.      Summary of Significant Accounting Policies

        Revenue Recognition

        The Company recognizes revenue from product sales upon shipment of product pursuant to customer purchase orders, assuming that the price to the customer is fixed and determinable and that collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. The Company generally does not allow for product returns. The Company maintains an estimated reserve for potential returns based on minimal level of returns on a historical basis. Revenue from services and support provided under the Company's maintenance programs is deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. The Company provides twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty programs are estimated and accrued for all product shipments for which warranty coverage is provided. Revenue from consulting and training is deferred based on the fair value of the services, and recognized when such services are completed.

        Deferred revenue represents amounts received from customers for the Company's maintenance programs in advance of services and support to be provided.

        Revenue from transactions involving the Company's software application products is recognized provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed and determinable. To date, revenue from such transactions has not been significant.

        Cash Equivalents and Investments

        The Company considers all highly liquid investments with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2001 and 2000 consist primarily of cash on deposit with banks and money market funds.

        The Company has classified its investment securities as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses are included in other comprehensive income (loss). Realized gains and losses are computed using the specific identification method.

        The Company's short and long-term investments at March 31, 2001 consist primarily of U.S., state and municipal government obligations and corporate debt securities. Investments with remaining maturities of less than or equal to one year are considered short-term and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet.

        Inventory

        At March 31, 2001 and December 31, 2000, inventory consisted of the following (in thousands):

                                             March 31,         December 31,
                                               2001               2000
                                             ---------         ------------
                    Raw materials             $ 1,152            $   295
                    Finished goods             37,533             29,207
                                              -------            -------
                                              $38,685            $29,502
                                              -------            -------

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

        For the three months ended March 31, 2001, approximately 13% of revenues were derived from sales to customers located outside the United States. For the three months ended March 31, 2000, substantially all of the Company's revenues were derived from customers located in the United States. Product revenues derived from external customers for the three months ended March 31, 2001 and 2000 were substantially from sales of our CX100 product. Service revenue was derived primarily from the Company's maintenance programs for the CX100 product.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in Australia, France, Germany, New Zealand and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Through March 31, 2001, the Company has not had any investments in derivative instruments and the Company has not engaged in hedging activities. Accordingly, the Company does not believe that SFAS No. 133 will have a material impact on its financial position, results of operations or cash flows. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 address certain issues related to the implementation of SFAS 133, but does not change the basic model of SFAS 133 or further delay the implementation of SFAS 133.

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

                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                            2001                2000
                                                          --------             -------
Numerator:
        Net earnings (loss)                               $ (6,453)            $ 4,585
Denominator:
        Weighted average shares -- basic                    60,170              36,872
Effect of dilutive securities
        Shares issuable under stock options                     --               5,578
        Restricted stock subject to repurchase                  --              10,890
        Shares issuable pursuant to warrants                    --                 150
        Shares of convertible preferred stock                   --              10,122
                                                          --------             -------
        Weighted average shares -- diluted                  60,170              63,612
                                                          --------             -------
Net earnings (loss) per share -- basic                    $   (.11)            $   .12
                                                          --------             -------
Net earnings (loss) per share -- diluted                  $   (.11)            $   .07
                                                          --------             -------

        Options to purchase 13,687,000 shares of common stock at a weighted-average exercise price of $22.60, 2,792,000 shares of common stock subject to repurchase issued to the Company's founders at a weighted-average exercise price of $.0005, and 2,319,000 shares of common stock subject to repurchase issued to other employees at a weighted-average exercise price of $.39 have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2001, as their effect would have been antidilutive.

5.      Comprehensive Income

        The following table presents the calculation of comprehensive income as required by SFAS No. 130. The components of comprehensive income are as follows (in thousands):

                                                        Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                    2001                2000
                                                   -------             -------
Net income (loss)                                  $(6,453)            $ 4,585
Change in net unrealized gain (loss) on
        available-for-sale investments                 191                 (36)
Tax effect                                             (76)                 --
                                                   -------             -------
Net unrealized gain (loss)                             115                 (36)
                                                   -------             -------
Total comprehensive income (loss)                  $(6,338)            $ 4,549
                                                   -------             -------

6.      Commitments

        In May 2000, the Company entered into an operating lease agreement for new corporate facilities. The lease term commenced on July 1, 2000 and will extend through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. In May 2000, the Company was required to make an advance lease payment for the first twelve months of the lease. As of March 31, 2001, the

        Company had remaining prepaid rent of $965,000 included in prepaid expenses and other current assets.

        Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, the Company is required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires the Company to hold funds in the form of a certificate of deposit with a financial institution. These funds are classified as restricted cash on the balance sheet at March 31, 2001.

7.      Acquisition

        On August 8, 2000, the Company completed the acquisition of Paragon, a privately-held New Zealand company. Paragon is an engineering design services company that specializes in the design of telecommunications services products. In connection with this acquisition and in exchange for all outstanding ordinary shares of Paragon, the former shareholders of Paragon received $5.0 million in cash in August 2000. On the first anniversary of the closing date, they are entitled to receive an additional $2.5 million and a further $2.5 million if certain minimum retention levels of key employees are maintained as specified in the purchase contract are met, for a maximum second installment of $5.0 million. As a result of the acquisition, Paragon became a wholly-owned subsidiary of the Company.

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

        The goodwill and assembled workforce are being amortized on a straight-line basis over a four-year period. As of March 31, 2001, accumulated amortization related to the goodwill and assembled workforce acquired in the Paragon acquisition totaled $1.0 million. If the maximum amount of the second installment payment is made on the first anniversary of the consummation of the transaction and is added to the purchase price, there would be an increase to intangible assets of $2.5 million. Amortization of this additional purchase consideration would commence at that time on a straight-line basis over the remainder of the estimated life of the intangible assets.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this report, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. Statements regarding the worldwide growth of the DSL market, attractiveness of and demand for Turnstone's products, timing and success of new product introductions, seasonal buying patterns of our customers and expected future financial operating results and trends constitute forward looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled "Overview" and "Factors Affecting Future Results," on pp. 11 to 14, and 19 to 35, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

From inception on January 2, 1998 through December 1998, our operating activities consisted primarily of research and development and building our management team. We introduced our first products in October 1998, and entered live service trials in November 1998. In January 1999, our CX100 was certified as being compliant with Network Equipment Building Standards (NEBS), a telecommunications industry standard. We began shipping products in the first quarter of 1999.

To date, we have derived substantially all of our revenues from sales of our CX100 and, to a lesser extent, from our maintenance programs. Revenues from our CrossWorks software have not been significant. Our success will depend on our ability to sell our CX100 to additional customers, our ability to generate revenue from our recently introduced SX500 as well as our ability to develop and sell additional products.

We recognize revenue from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. Our policy generally does not allow for product returns. We maintain an estimated reserve for potential returns based on a minimal level of returns on a historical basis. Revenue from services and support provided under our maintenance programs is deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. We provide twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program are estimated and accrued for at the time of product shipment. Revenue from consulting and training is deferred based on the fair value of the services, and recognized when such services are completed.

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

Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. Many of our customers typically establish annual plans for building out their networks at the beginning of each calendar year. To the extent their buildouts are completed prior to the fourth calendar quarter, some of our customers may decide to cease or significantly reduce purchases of our products. Recently, however, our customers' ordering patterns have been affected by a number of other business factors, including capital availability, inventory levels, DSL adoption rates and competition, which we believe have caused them to substantially alter their network buildout plans and expected seasonal buying patterns. Therefore, we cannot be certain that any seasonal trend will continue or that additional patterns of seasonality will not occur either domestically or in international markets as we expand our international operations. Adverse changes in our revenue or operating results as a result of the volatility associated with the network buildout plans and seasonal buying patterns of our customers or any other reductions in capital expenditures by our customers have substantially reduced and could continue to substantially reduce the trading price of our common stock.

To date, a significant portion of our revenues has resulted from a small number of relatively large orders from a limited number of customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on relatively large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers. If we fail to receive a significant purchase order that we expect for a given quarter, our revenues for that quarter, and possibly following quarters, will be adversely affected. A number of our customers have experienced financial difficulties and have either reduced or cancelled their purchases of our products or have become delinquent in their payments for our prior sales to them. Some of our previous customers have experienced financial difficulties that have caused them to file for bankruptcy protection. If our customers continue to reduce or cancel orders for our products or become unable to pay for products already ordered, our operating results will continue to be negatively impacted.

We currently use A-Plus Manufacturing, a contract manufacturer, to manufacture all of our products. A-Plus Manufacturing is a division of C-MAC Industries Inc., a large international contract manufacturer. This subcontracting arrangement includes material procurement, board level assembly, final assembly, testing and shipment to our customers. If our contract with A-Plus Manufacturing were terminated, we would be required to purchase any excess inventory held by it and we would have to qualify another contract manufacturer for our products. In addition, the development of new or enhanced products could cause inventory held by A-Plus Manufacturing to become obsolete. In that event, we would also be obligated to purchase that inventory from A-Plus. We use a combination of standard parts and components that are generally available from more than one vendor, and certain key components that are purchased from sole or limited source vendors for which alternative sources are not currently available. In addition, lead times for some of the materials and components we use are very long. Further, the market for components used in telecommunications equipment has been characterized by frequent shortages for many components. These long lead times and component shortages have in the past caused, and may in the future cause, us to purchase inventories of some parts ourselves, in addition to any purchases by A-Plus, ahead of demand. Limited sources or supply of, and competition with other manufacturers for, key components may increase the prices we pay to obtain these components and lower our gross margins. We have in the past written down components purchased in excess of forecast demand. If we purchase or commit to purchase components in excess of actual demand in future periods, we may have to write down the unused inventory and may also incur supply contract cancellation fees. Any write-down of inventory or incurrence of cancellation fees could lower our gross margins and harm our results of operations and financial condition.

We continue to develop additional products and product features based on our assessment of the needs of our customers. This has resulted in increased research and development expenses and may result in reduced operating margins on our products and a longer sales cycle.

Currently, competition in our market is intense. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs, our gross margins will decline.

In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $16.6 million from inception through March 31, 2001. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date these stock options were granted, adjusted for cancellations of stock options. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28. The result of this accounting treatment is that approximately 52% of the unearned deferred compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. We recorded $1.2 million of related stock-based compensation amortization expense during the three months ended March 31, 2001 and $1.8 million of such expense during the three months ended March 31, 2000. As of March 31, 2001, we had an aggregate of $4.8 million of related deferred compensation to be amortized. The amortization of this amount will result in additional charges to operations through 2004. The amortization of stock-based compensation is presented as a separate component of operating expenses in our statements of operations.

In August 2000, we acquired Paragon Solutions Limited, a privately held New Zealand company, for a total acquisition cost of a minimum of $7.5 million in cash, and an additional $2.5 million in cash if, upon the first anniversary of the acquisition, minimum retention levels for key employees are maintained, as specified in the purchase agreement. We accounted for the transaction using the purchase method of accounting. The purchase price allocation includes an allocation of $6.5 million to goodwill and other intangibles, which we are amortizing on a straight-line basis over four years. Amortization of intangible assets totaled $404,000 for the three months ended March 31, 2001.


THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET REVENUES

Net revenues consist of product revenue and service revenue. Product revenue for the periods presented consists of shipments of our CX100. Product revenue derived from shipments of our CrossWorks software has not been significant. Service revenue is derived primarily from our product maintenance programs and, to a lesser extent, from training and consulting programs.

Product revenue decreased to $5.4 million for the quarter ended March 31, 2001 from $22.5 million for the comparable period in 2000. The decrease in product revenue is due to decreased demand from our existing customer base as a result of a number of business and market factors. These factors include the financial difficulties experienced by some of our customers that have caused them to delay or reduce their network buildout plans or to cease their operations, as well as overall decreases in capital spending in some of our target markets due to decreases in capital availability.

Service revenues increased to $1.2 million, or 18.2% of net revenues, for the three months ended March 31, 2001 compared to $616,000, or 2.7% of net revenues, for the comparable period in 2000. The increase in service revenue in absolute dollars is reflective of the increased product base that is serviced under our maintenance programs for the three months ended March 31, 2001 compared to the same period in 2000.

Our revenues to date have been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of the CX100 and the recently introduced SX500 to a small number of customers. Revenue from international customers totaled 12.7% of our net revenues for the three months ended March 31, 2001.

COST OF REVENUES

Cost of product revenue includes amounts paid to A-Plus Manufacturing and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management and quality assurance. Cost of service revenue includes our costs of maintaining and growing our customer support group, consisting primarily of salaries for customer support personnel and costs associated with technical support and training activities.

Cost of product revenue decreased to $2.4 million for the three months ended March 31, 2001 from $8.5 million for the comparable period of 2000. Gross margin for product revenue was 56.2% for the three months ended March 31, 2001 compared to 62.4% for the comparable period in 2000. The decrease in absolute dollars in cost of product revenue is reflective of decreased product revenues for the three months ended March 31, 2001 compared to the same period in 2000. The decrease in gross margins for the three months ended March 31, 2001 is primarily a result of the decrease in units shipped relative to fixed product costs.

Cost of service revenue increased to $621,000 for the three months ended March 31, 2001 from $298,000 for the comparable period in 2000. Gross margin for service revenue was 48.1% for the three months ended March 31, 2001 compared to 51.6% for the comparable period in 2000. The increase in absolute dollars of cost of service revenue and decrease in service gross margin is reflective of the expansion of our customer service and support organization domestically and internationally, including certain costs of expanding our infrastructure in advance of anticipated service revenue. We expect cost of service revenue to continue to increase in absolute dollars in future periods.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of non-cash compensation expense of $586,000 for the three months ended March 31, 2001 and $1.1 million in the comparable period of 2000, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancement of our products. We expense all of our research and development costs as they are incurred.

Research and development expenses increased 136% to $6.4 million for the three months ended March 31, 2001 from $2.7 million in the comparable period of 2000. This increase in research and development expenses was due primarily to a significant increase in personnel, including the addition of research and development personnel associated with our acquisition of Paragon Solutions, Limited, and increased costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses.

Development of new features and products is essential to our future success and we expect that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

Sales and marketing expenses, net of non-cash compensation expense of $314,000 for the three months ended March 31, 2001 and $501,000 in the comparable period of 2000, consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales and sales support functions. These expenses also include costs associated with trade shows, promotional activities and public relations.

Sales and marketing expenses increased 121% to $4.6 million for the three months ended March 31, 2001 from $2.1 million in the comparable period of 2000. This increase was primarily due to an increase in the number of sales and sales support personnel domestically and internationally, costs associated with the addition of sales offices in Australia, France, Germany, Spain, and the United Kingdom, increased marketing personnel, increased tradeshow activities and marketing expenses, and other customer-related costs.

We intend to expand our sales and marketing operations and efforts both domestically and internationally in order to increase market awareness and to generate sales of our products. We expect that sales and marketing expenses will increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, net of non-cash compensation expense of $308,000 for the three months ended March 31, 2001 and $259,000 in the comparable period of 2000, consist primarily of salaries and related expenses for executive, finance and accounting personnel, professional fees and costs associated with expanding our information systems.

General and administrative expenses increased 84% to $1.4 million for the three months ended March 31, 2001 from $783,000 in the comparable period of 2000. This increase was primarily due to increased expenses associated with expanding our information systems, increased professional fees, including legal and accounting fees, increased business expenses relating to consulting services and business insurance and other expenses associated with growing our business activities worldwide. We expect expenses related to growing our business worldwide to increase in future periods.

The increase in general and administrative expenses is also attributable to the accrual of certain legal costs associated with our defense against a number of securities class action lawsuits initiated against us in March 2001. We expect that we will incur additional litigation expenses in future periods related to these securities class action lawsuits.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

As of March 31, 2001, deferred stock compensation for stock options granted at prices deemed to be below fair value on the date of grant totaled $4.8 million. We amortized deferred stock compensation of approximately $1.2 million in the three months ended March 31, 2001 and $1.8 million for the comparable period in 2000.

INTEREST INCOME (EXPENSE) AND OTHER, NET

Interest income (expense) and other, net includes income from our cash investments net of expense related to our lease financing obligations. We had net interest and other income of $4.0 million for the three months ended March 31, 2001 and net interest and other income of $918,000 for the comparable period in 2000. Interest income increased primarily from interest earned on the net cash proceeds of approximately $92.1 million received in connection with the completion of our initial public offering in February 2000 and $165.5 million received in connection with the completion of our secondary offering in September 2000. In future periods we expect interest income (expense) and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2001 consists of minimal foreign income taxes related to our international subsidiaries. Income tax expense for the three months ended March 31, 2000 was $3.3 million representing U.S. federal and state income taxes at an effective tax rate of 41.7%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of March 31, 2001 consisted of $186.4 million in cash and cash equivalents, $40.4 million in short-term investments and $46.2 million in long-term investments. As of March 31, 2001, we had $181,000 in obligations under capital leases to be repaid over a period of three years from lease inception. Since our inception, we have financed our operations through private and public sales of securities, cash generated from operations and, during the period from inception through December 31, 1999, partially through equipment lease financing. Our equipment lease financing arrangement expired in April 2000.

During the three months ended March 31, 2001, we used $16.0 million in operating activities compared to the same period in 2000 in which we generated $11.6 million from operating activities. The use of cash in operating activities for the three months ended March 31, 2001 resulted primarily from the net loss for the period, an increase in inventory and decreases in accrued expenses and other, accounts payable, and deferred revenue balances. This use of cash in operating activities was partially offset by non-cash charges, increases in accrued compensation and benefits and decreases in prepaid expenses, income tax receivable and accounts receivable. The positive cash flow for the three months ended March 31, 2000 resulted primarily from net income for the period and from increases in accounts payable, income tax payable, customer deposits and deferred revenue, partially offset by increases in our inventory and accounts receivable balances, and a decrease in accrued expenses and other.

Net cash provided by investing activities for the three months ended March 31, 2001 was $2.9 million compared to net cash used in investing activities of $20.3 million in the same period in 2000. Cash provided by investing activities in the three months ended March 31, 2001 consists of proceeds from sales and maturities of available-for-sale investments of $80.3 million, net of purchases of similar investments in the amount of $76.9 million. Cash used in investing activities for the three months ended March 31, 2000 was due primarily to the purchase of available-for-sale securities.

Capital expenditures increased to $556,000 for the three months ended March 31, 2001 compared to $366,000 for the same period in 2000 due primarily to additions of test and lab equipment for increased research and development activities, office equipment and computer software and hardware associated with our increases in staffing worldwide and expansion of our information systems infrastructure. We expect capital expenditures will continue to increase in future periods. In May 2000, we entered into an operating lease agreement for new corporate facilities. Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, we are required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires us to hold funds in the form of a certificate of deposit with a financial institution.

The lease term commenced July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. In May 2000, we were required to make an advance lease payment for the first twelve months of the lease. As of March 31, 2001, we had a remaining advance payment of $965,000 included in prepaid expenses and other current assets.

In August 2000, we acquired Paragon Solutions Limited, a privately held New Zealand company, for a total cash purchase price of up to $10.0 million. Upon the closing of the acquisition we paid $5.0 million of the purchase price. An additional cash payment of $2.5 million will be made upon the first anniversary of the closing of the acquisition. Further, an additional $2.5 million will be paid if minimum retention levels for key employees are maintained as specified in the purchase agreement are met upon the first anniversary of the closing of the acquisition.

Net cash provided by financing activities for the three months ended March 31, 2001 was $549,000 compared to $92.4 million for the comparable period in 2000. Cash provided by financing activities in the three months ended March 31, 2001 was primarily due to proceeds from stock option exercises partially offset by payments on lease obligations. Net cash provided by financing activities in the three months ended March 31, 2000 was primarily due to net proceeds of $92.1 million from our initial public offering, partially offset by payments on lease obligations. We had $181,000 in capitalized lease obligations outstanding at March 31, 2001, and $237,000 at December 31, 2000.

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


FACTORS AFFECTING FUTURE RESULTS


WE HAVE LOST MONEY IN THE PAST, ARE CURRENTLY EXPERIENCING LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE FURTHER.

        We have experienced losses in the past and were not profitable on an operating basis for the first quarter of fiscal 2001. Our stock price has declined substantially since our initial public offering in February 2000. If we do not succeed in generating significant revenue growth, we will not be able to achieve profitability and the market price of our common stock may decline further. We expect to continue to incur significant research, product development, sales and marketing and administrative expenses. In particular, we anticipate that our expenses will increase substantially in the next 12 months as we continue to:

        - increase our sales and marketing activities, particularly by expanding our sales and support organizations for incumbent local exchange carriers and international DSL suppliers;

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

OUR LIMITED OPERATING HISTORY AND THE LIMITED OPERATING HISTORY OF MANY OF OUR CURRENT CUSTOMERS MAKE FORECASTING DIFFICULT, AND IF OUR OPERATING RESULTS ARE BELOW EXPECTATIONS, THE PRICE OF OUR COMMON STOCK COULD DECLINE FURTHER.

        As a result of our limited operating history, it is difficult to forecast accurately our revenues and operating expenses. Specifically, we began operations in January 1998, began shipping the CX100 in the first quarter of 1999 and introduced the SX500 in November 2000. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving. In addition, we are experiencing limited visibility and continued uncertainty with respect to many of our competitive local exchange carrier customers, who also have limited operating histories and who have recently faced financial difficulties. These financial difficulties have caused and may continue to cause our customers to cancel or reduce their orders of our products or to become delinquent in their payments for our prior sales to them. If our customers continue to reduce orders for our products or become unable to pay for products already ordered, our operating results may fall below our expectations and the expectations of investors and market analysts, and the price of our common stock could decline further.

IF DSL TECHNOLOGY FAILS TO GAIN WIDESPREAD MARKET ACCEPTANCE, THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

        If DSL technology fails to gain widespread acceptance, our revenues and results of operations will be harmed. Our products are primarily used by local exchange carriers who offer DSL-based services. Our future success is substantially dependent upon whether DSL technology gains widespread market acceptance by local exchange carriers, of which there are a limited number, and by end users of their services. Local exchange carriers are continuously evaluating alternative high-speed data access technologies and may at any time adopt technologies other than DSL. Numerous other high-speed access technologies, including cable modems, wireless technologies and satellite technologies compete with DSL-based services. Cable modem service can theoretically provide faster download speeds than DSL. Both wireless and satellite technologies enable users to transmit and receive information using radio frequencies at speeds close or comparable to DSL transmission speeds. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products.

IF WE FAIL TO PENETRATE THE INCUMBENT LOCAL EXCHANGE CARRIER MARKET, OUR ABILITY TO GROW OUR BUSINESS WILL BE JEOPARDIZED.

        Previously, our sales efforts have primarily been focused on competitive local exchange carriers. We have shifted our focus to penetrating the incumbent local exchange carrier market and face a number of new challenges, including our inexperience selling to incumbent carriers, a very long sales cycle, competition from established suppliers and stringent customer service and support requirements. In addition, the incumbent carriers recently have also delayed or reduced their network buildout and DSL rollout plans and may be reluctant to make additional infrastructure investments or to purchase products from a supplier with whom they have not previously worked. If we cannot overcome these challenges and penetrate the incumbent local exchange carrier market, our growth will be slowed and we may not achieve profitability.

SUBSTANTIALLY ALL OF OUR REVENUES COME FROM NEW AND EMERGING COMPETITIVE LOCAL EXCHANGE CARRIERS, WHOSE INABILITY TO OBTAIN CAPITAL IS CAUSING THEM AND MAY CONTINUE TO CAUSE THEM TO REDUCE OR DISCONTINUE THEIR PURCHASES OF OUR PRODUCTS.

        Because our current customer base consists principally of new and emerging businesses, we will not be able to increase our revenues if the business models of our customers, which are largely unproven, are not successful or if the financial condition of our customers continues to deteriorate. To date, our customers have consisted principally of competitive local exchange carriers. These carriers require substantial capital for the development, construction and expansion of their networks and the introduction of their services. Recently, many of these carriers have had difficulty in obtaining or have been unable to obtain financing and have either reduced or discontinued their purchases of our products. A continued reduction in the financing available to our customers, or the inability of our customers to obtain financing, will continue to impair our ability to make future sales as well as to collect amounts due on sales we have already made. In addition, we may choose to provide financing to our customers, which will subject us to additional financial risk and may cause us to incur additional losses. If we choose to provide financing to our customers, it may preclude us from recognizing revenue under accounting rules until cash is collected.

IF OUR CUSTOMERS ARE UNABLE TO ACQUIRE AND RETAIN DSL SUBSCRIBERS, THEY MAY CONTINUE TO CURTAIL THEIR DSL DEPLOYMENT PLANS AND REDUCE THEIR PURCHASES OF OUR PRODUCTS OR CONTINUE TO HAVE PROBLEMS PAYING FOR OUR PRODUCTS.

        To date, our customers have deployed DSL equipment, including our products, in substantially larger volumes than their current subscriber count. The inability of our current or future customers to acquire and retain subscribers as planned, or to respond to competition for their services or reduced demand for their services, has and could continue to cause them to reduce or eliminate their DSL deployment plans. If our customers are forced to further reduce or eliminate their DSL deployment plans, our sales to them will decline.

        Recently, because of their inability to obtain additional financing or generate sufficient revenues to fund their operations, a number of our customers have become delinquent in their payments for our prior sales to them. A number of our customers have been experiencing financial difficulties and some had notified us that they may be unable to pay some or all of their outstanding balances. At December 31, 2000, we recorded a charge to our bad debt reserve for the receivables of these customers. We cannot assure you that we will ever be able to collect any payments from these customers. As of March 31, 2001, we have been notified that some of these customers have filed for bankruptcy protection. With respect to them or any of our customers that have sought or may seek bankruptcy protection in the future, the bankruptcy court may require us to return some or all of the payments we received from them prior to their bankruptcy filing. The inability of our customers to pay us for prior sales we made to them has had and will continue to have a negative impact on our operating results.

OUR CUSTOMERS HAVE AND MAY CONTINUE TO MAKE AVAILABLE FOR SALE LARGE QUANTITIES OF OUR PRODUCTS IN THE PUBLIC MARKETPLACE AT DISCOUNTED PRICES, WHICH COULD RESULT IN LOST SALES AND LOWER GROSS MARGINS FOR US.

        Recently, a number of our customers have decided to scale back or discontinue their network buildouts or have filed for bankruptcy. As a result, these customers have and may continue to make available for sale large quantities of our products in the public marketplace, often at substantially discounted prices. Several of our bankrupt customers have sold substantially all of their assets, including our products, to third party purchasers. If our prospective customers choose to purchase our products from these customers instead of from us, our sales could decline. In addition, we may experience pricing pressures as a result of the excess supply of our products in the marketplace, which could force us to lower our average selling prices and reduce our gross margins.

THE CX100 AND SX500 ARE CURRENTLY OUR ONLY PRODUCT OFFERINGS, AND IF THEY FAIL TO ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GROW OUR REVENUES IN THE NEAR FUTURE.

        Our future growth and a significant portion of our future revenue depend on the success of our CX100 and SX500 platforms, which are the only two products that we currently offer in volume. Accordingly, failure of the CX100, SX500 or future products to maintain meaningful levels of market acceptance and customer satisfaction would limit our sales and our revenue growth. We only began shipping the CX100 in the first quarter of 1999, and have not yet recognized any revenue from the SX500, which was introduced in November 2000. Many potential customers who have evaluated the CX100 or SX500 have not yet deployed the product in production network environments and may choose not to deploy our current products or any of our future products. Other potential customers may have already deployed another technology and may therefore be unwilling to deploy the CX100 or SX500.

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

        We began recognizing revenues from the CX100 in the quarter ended March 31, 1999. The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one or more of our major customers or a reduction or delay in purchases of our products from any one or more of these customers may cause our revenues to decline and could cause our stock price to decline if our revenues are below analysts' expectations. Revenues from significant customers as a percentage of our total revenues for the quarters ended March 31, 2001 and 2000 were as follows:

                                                        March 31,
                                          --------------------------------------
                                               2001                    2000
                                          -------------            -------------
McLeodUSA ....................            46%                      Less than 10%
Qwest Communications .........            15%                      Less than 10%
Lucent Technologies ..........            Less than 10%            20%
MGC Communications ...........            Less than 10%            17%
DSL.Net Inc ..................            Less than 10%            12%
Covad Communications .........            Less than 10%            16%


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

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL BUYING PATTERNS OF OUR CUSTOMERS.

        Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. Many of our customers typically establish annual plans for building out their networks at the beginning of each calendar year. To the extent their buildout plans are completed prior to the fourth calendar quarter, some of our customers may decide to cease or significantly reduce purchases of our products. Recently, however, our customers' ordering patterns have been affected by a number of other business factors, including capital availability, inventory levels, DSL adoption rates and competition, which we believe have caused them to substantially alter their network buildout plans and expected seasonal buying patterns. Therefore, we cannot be certain that any seasonal trend will continue or that additional patterns of seasonality will not occur either domestically or in international markets as we expand our international operations. Adverse changes in our revenue or operating results as a result of the volatility associated with the network buildout plans and seasonal buying patterns of our customers or any other reductions in capital expenditures by our customers have substantially reduced and could continue to substantially reduce the trading price of our common stock.

THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

        Because the sales cycle for our products is long, our revenues in a given quarter may not meet market expectations if we experience delays or cancellations in customer orders. In addition, we may have incurred substantial sales and marketing expenses during that quarter, without offsetting revenues. As a result, delays resulting from our lengthy sales cycle could reduce our revenues and decrease our profits, or result in a loss. Specifically, our customers' network planning and purchase decisions normally involve a significant commitment of resources and a lengthy evaluation and product qualification process. The decision to purchase our products is made as part of this network planning process, and our sales cycle can be as long as one year or more. Throughout the sales cycle, we often spend considerable time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase our products, our customers may delay or cancel the deployment of our products. Timing of deployment is unpredictable, can vary widely and depends on a number of factors, many of which are beyond our control, including:

        -       customers' current network deployment procedures;

        -       demand for our customers' products;

        -       customers' level of expertise;

        -       status and performance of customers' other network equipment;

        - degree of software development and integration necessary for the customer to deploy our products;

        - turnover in customer personnel with whom we have established relationships; and

        -       financial and administrative resources of the customer.

INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN OUR LOSING CUSTOMERS OR BEING UNABLE TO ATTRACT NEW CUSTOMERS. AS A RESULT, OUR REVENUE COULD DECLINE OR WE COULD EXPERIENCE LOSSES.

        The market for telecommunications equipment is highly competitive. If we are unable to compete effectively, our revenues could decline, our expenses could increase, and our earnings could decrease or we could experience losses. A number of companies produce products that compete with ours, including Harris Corporation, Hekimian Laboratories, a division of Spirent plc, Lucent Technologies, Nokia Corporation, Nortel Networks, Teradyne Corporation and Tollgrade Communications. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources. In addition, a number of smaller companies are expected to produce products that compete with ours. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter the market, thereby further intensifying competition.

        We also compete with DSL equipment providers, including Alcatel, Lucent, Nokia and Nortel, which have each announced plans to incorporate competitive features and functionality into their DSL access multiplexers. A DSL access multiplexer is a network device, usually located at a telephone company's central office, that receives signals from multiple DSL connections and puts the signal on a larger, high-speed transmission line. Lucent has introduced a DSL access multiplexer that includes some of the same features and functions as our CX100 product. If our current and potential customers choose to deploy DSL access multiplexers that include features and functions that are competitive with our products, or delay purchases of our products to evaluate these DSL access multiplexers, our business could be seriously harmed. To the extent we expand the capabilities of our products to incorporate functionality traditionally contained in other equipment, we may also face increased competition from other vendors.

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

WE COULD INCUR SUBSTANTIAL COSTS AND OUR MANAGEMENT'S ATTENTION AND RESOURCES COULD BE DIVERTED AS A RESULT OF THE RECENTLY INITIATED SECURITIES CLASS ACTION LITIGATION AGAINST US.

        Through April 2001, approximately five complaints have been filed in the United States District Court for the Northern District of California naming as defendants Turnstone Systems, Inc., our three founders, Richard N. Tinsley, P. Kingston Duffie and M. Denise Savoie, and, in one instance, the underwriters who participated in our secondary public offering of common stock in September 2000. The lawsuits are encaptioned as follows: (1) CV-01-1256 (filed March 28, 2001);
(2) Hui Huang v. Turnstone Systems, Inc., et al., Case No. C-01-1342-BZ (filed April 4, 2001); (3) Margarita Riskin v. Turnstone Systems, Inc., et al., Case No. C-01-1355-WHA; (4) Walter Bojska v. Turnstone Systems, Inc., et al., Case No. C-01-1411 WDB (filed April 10, 2001); and (5) Greenberg v. Turnstone Systems, Inc., Case No. C-01-1454 (JL) (filed April 12, 2001). The Louisiana School case, which is brought on behalf of a putative class of persons who purchased Turnstone common stock in connection with Turnstone's secondary offering of stock in September 2000, asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, while the four other complaints assert claims under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a putative class of purchasers of Turnstone common stock between June 5, 2000 and January 2, 2001. All of the complaints assert that Turnstone and the individual defendants made false and misleading statements about Turnstone's business and financial prospects for the second half of 2000 and the reliability and effectiveness of Turnstone's CX100 product and all seek an unspecified amount of damages. We dispute, but cannot assure you that we will be successful in our defense of, these claims. If we are unsuccessful, the lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against the claims, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the results and profitability of our business.

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

        Our contract manufacturer currently purchases key components from approximately 8 suppliers for which no substitutes presently exist. All of these components are critical to the production of our products, and competition exists with other manufacturers for these key components. We might not be able to qualify or identify alternative suppliers in a timely fashion, or at all. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of components. An increase in the cost of components could make our products less competitive and result in lower margins.

IF WE FAIL TO ACCURATELY PREDICT OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS AND EXCESS INVENTORY OR EXPERIENCE MANUFACTURING DELAYS AND A SHORTAGE OF INVENTORY.

        We have a supply contract with A-Plus Manufacturing, a division of C-MAC Industries Inc., to build our products. We provide product demand forecasts to A-Plus Manufacturing no less than six months prior to scheduled delivery of products to our customers. If we overestimate our requirements or if our customers cancel or delay their orders on short notice, A-Plus Manufacturing may have excess inventory, which we could be obligated to purchase. If we underestimate our requirements, A-Plus Manufacturing may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues, or add additional costs to our products to expedite delivery of certain long lead time components.

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

        Recently, we have experienced excess inventory and incurred purchase commitments as a result of customer order cancellations, reductions and delays. We recorded a charge in the fourth quarter of 2000 to write down our excess inventory and to accrue for our estimated purchase commitments. If our customers continue to cancel, reduce or delay their orders or we fail to attract new customers, we may in the future have to record additional charges to write down our inventory balances.

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

IF WE FAIL TO ENHANCE EXISTING PRODUCTS OR DEVELOP AND SELL NEW PRODUCTS THAT MEET CUSTOMER REQUIREMENTS, OUR SALES MAY SUFFER.

        Our failure to develop products or offer services that satisfy customer requirements could reduce our sales and harm our operating results. Many of our current and potential customers may require product features that our products do not have. In addition, some potential customers have sought to use our products for uses we have not anticipated, and we have been required to determine whether the requested functionality could be integrated into our product. The inability to integrate the requested functionality into our existing products could result in the loss of sales to such potential customers. In addition, to the extent we are required to add features to our products in order to achieve a sale, our sales cycle will lengthen, and we will incur increased development costs for our products. To increase our sales, we must effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands.

IF WE DO NOT MANAGE NEW PRODUCT INTRODUCTIONS EFFECTIVELY, WE COULD EXPERIENCE CANCELLED ORDERS OR PRODUCT RETURNS OR BE REQUIRED TO PURCHASE OBSOLETE INVENTORY FROM OUR CONTRACT MANUFACTURER.

        The introduction of new or enhanced products requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage a product transition may cause material delays in the deployment of DSL services by our customers, which could cause our customers to defer or cancel orders or to return our products even though we generally do not allow for product returns. The introduction of new and enhanced products may cause certain customers to delay or cancel orders for, or to return, existing products. In addition, the development of new or enhanced products could cause inventory held by our contract manufacturer, A-Plus Manufacturing, to become obsolete. In that event, we could be obligated to purchase that inventory from A-Plus Manufacturing.

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

        -       diversion of development resources;

        -       increased service and warranty costs;

        -       legal actions by our customers; and

        -       increased insurance costs.

        Because our products are designed to provide critical services, if errors, defects or failures are discovered in our current or future products, or as new versions are released, we may be exposed to significant legal claims. Any claims, with or without merit, could damage our reputation and our business, increase our expenses and impair our operating results. Although we maintain product liability insurance covering some damages arising from implementation and use of our products, our insurance may not fully cover claims brought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

        Our products are designed for large and complex networks. To date, our CX100 products have been deployed on a limited basis and we have not yet had product shipments of our SX500 products. Consequently, our customers may discover errors or defects in our hardware or software only after it has been fully deployed and operated as part of their infrastructure in connection with products from other vendors, especially DSL access multiplexers and DSL modems.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS IF WE FAIL TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES TO MARKET AND SELL OUR PRODUCTS.

        Our growth will largely be dependent upon relationships with third parties who market and sell our products. In particular, we and Lucent Technologies are parties to an original equipment manufacturer agreement under which we have agreed to co-brand and sell our products to Lucent. If Lucent reduces its purchases of our products or breaches or terminates the agreement, our business could be harmed. Our agreement does not require Lucent to sell specified volumes of our products. In addition to our CX100 products, Lucent resells products manufactured by Tollgrade, a competitor. Lucent has also introduced DSL access multiplexer products that include some of the same features and functions as our CX100 product. Lucent may choose to sell these alternative products or other competing products instead of our products. We have also entered into nonexclusive, territory-based agreements with several international resellers of our products. If these reseller arrangements are not successful, our international growth may be slowed.

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

        -       ability to develop relationships with foreign customers;

        - potential technological issues associated with the existing copper wire infrastructure in foreign markets;

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

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, including among companies in telecommunications and Internet industries. Intellectual property claims against us, and any resulting lawsuit, if successful, could subject us to temporary or permanent injunctions and significant liability for damages and could invalidate our intellectual property rights. These lawsuits, regardless of their merit, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

        The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of March 31, 2001, our executive officers, directors and principal stockholders and their affiliates owned 34,641,577 shares or approximately 53.5% of the outstanding shares of common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

        - announcements about the status of securities class action lawsuits against us;

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

SHOULD OUR STOCKHOLDERS SELL A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET, THE PRICE OF OUR COMMON STOCK COULD FALL.

        Our executive officers, directors and principal stockholders and their affiliates hold a substantial number of shares, which they are able to sell in the public market, subject to certain restrictions under federal securities laws. Sales of a substantial number of shares of our common stock at any time could reduce the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

THE LOSS OF A-PLUS MANUFACTURING, OUR SOLE MANUFACTURER, DUE TO INTERRUPTION IN CALIFORNIA'S ELECTRIC POWER SUPPLY, WOULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

        We rely on A-Plus Manufacturing as our sole contract manufacturer. The locations of A-Plus Manufacturing that are responsible for manufacture of our products are exclusively in Northern California. Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While A-Plus has not experienced any power failures to date that have prevented its ability to manufacture our products, the continuance of blackouts may affect A-Plus's ability to manufacture our products, meet our requirements for product quality, and meet scheduled delivery needs.

        Furthermore, because we currently do not have a long-term supply contract with A-Plus Manufacturing, it is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. If wholesale prices for electricity continue to increase, A-Plus may increase the prices they charge us for manufacturing our products. An increase in the cost of our products could make our products less competitive and result in lower margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2001 and December 31, 2000. This table does not include money market funds because those funds are not subject to market risk.

                                                                 MATURING
                                              MATURING            BETWEEN             MATURING
                                              IN THREE             THREE              GREATER
                                              MONTHS OR          MONTHS AND           THAN ONE
                                                LESS              ONE YEAR              YEAR                TOTAL
                                             -----------         -----------         -----------         -----------
                                                              (in thousands, except for percentages)
AT MARCH 31, 2001
Included in cash and cash equivalents        $   153,735         $        --         $        --         $   153,735
Weighted average interest rate                      5.35%                 --                  --                5.35%
Included in short-term investments           $    18,621         $    21,735         $        --         $    40,356
Weighted average interest rate                      6.35%               5.01%                 --                5.63%
Included in long-term investments            $        --         $        --         $    46,200         $    46,200
Weighted average interest rate                        --                  --                5.36%               5.36%
Total portfolio                              $   172,356         $    21,735         $    46,200         $   240,291
Weighted average interest rate                      5.46%               5.01%               5.36%               5.40%

AT DECEMBER 31, 2000
Included in cash and cash equivalents        $   102,230         $        --         $        --         $   102,230
Weighted average interest rate                      7.11%                 --                  --                7.11%
Included in short-term investments           $    27,968         $    37,950         $        --         $    65,918
Weighted average interest rate                      6.78%               6.88%                 --                6.84%
Included in long-term investments            $        --         $        --         $    23,939         $    23,939
Weighted average interest rate                        --                  --                6.68%               6.68%
Total portfolio                              $   130,198         $    37,950         $    23,939         $   192,087
Weighted average interest rate                      7.04%               6.88%               6.68%               6.96%

EXCHANGE RATE SENSITIVITY

We develop our products in the United States and market our products in the United States, Canada, Europe, Asia, and Asia Pacific. Substantially all of our sales and expenses are denominated in United States dollars. As a result, a strengthening of the dollar could make our products less competitive in foreign markets. We have not engaged in any foreign exchange hedging activities to date. We may conduct transactions in foreign currencies in the future as we expand our international operations and may engage in foreign exchange hedging activities at that time. Currencies held in other than the US dollar in our subsidiaries have been insignificant. As such, we have not had any material exposure to foreign currency rate fluctuations.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Through April 2001, approximately five complaints have been filed in the United States District Court for the Northern District of California naming as defendants Turnstone Systems, Inc., our three founders, Richard N. Tinsley, P. Kingston Duffie and M. Denise Savoie, and, in one instance, the underwriters who participated in our secondary public offering of common stock in September 2000. The lawsuits are encaptioned as follows: (1) CV-01-1256 (filed March 28, 2001); (2) Hui Huang v. Turnstone Systems, Inc., et al., Case No. C-01-1342-BZ (filed April 4, 2001); (3) Margarita Riskin v. Turnstone Systems, Inc., et al., Case No. C-01-1355-WHA; (4) Walter Bojska v. Turnstone Systems, Inc., et al., Case No. C-01-1411 WDB (filed April 10, 2001); and (5) Greenberg v. Turnstone Systems, Inc., Case No. C-01-1454 (JL) (filed April 12, 2001). The Louisiana School case, which is brought on behalf of a putative class of persons who purchased Turnstone common stock in connection with Turnstone's secondary offering of stock in September 2000, asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, while the four other complaints assert claims under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a putative class of purchasers of Turnstone common stock between June 5, 2000 and January 2, 2001. All of the complaints assert that Turnstone and the individual defendants made false and misleading statements about Turnstone's business and financial prospects for the second half of 2000 and the reliability and effectiveness of Turnstone's CX100 product and all seek an unspecified amount of damages. We dispute, but cannot assure you that we will be successful in our defense of, these claims. If we are unsuccessful, the lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against the claims, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the results and profitability of our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Use of Proceeds

        On February 1, 2000, we completed our initial public offering and on September 26, 2000, we completed our secondary offering, which resulted in total net proceeds of approximately $257.6 million. To date, we have used a portion of the net proceeds from our offerings to fund general business operations. Amounts not used to fund operations have been invested in money market funds, certificates of deposit, and other investment grade securities. We may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services and for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                None

        (b) No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                    TURNSTONE SYSTEMS, INC.

Date:   May 10, 2001                By:  /s/ Richard N. Tinsley
                                         ---------------------------------------
                                         Richard N. Tinsley
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:   May 10, 2001                By:  /s/ Terrence J. Schmid
                                         ---------------------------------------
                                         Terrence J. Schmid
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)