Form 10-Q
period 2001-06-30
TURNSTONE SYSTEMS INC
filed 2001-08-13
CIK 1054131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER 000-28843

TURNSTONE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0473640 (IRS Employer Identification Number)

2220 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA 95050
(Address of principal executive offices, including zip code)

(408) 907-1400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

     There were 65,012,570 shares of the Company’s Common Stock, par value $.001, outstanding on July 31, 2001.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$136,488	$199,091

Short-term investments	74,931	65,918

Accounts receivable, net	1,549	1,251

Inventory	7,142	29,502

Income tax receivable	2,364	6,840

Deferred tax asset	680	3,616

Prepaid expenses and other current assets	1,294	2,176

Total current assets	224,448	308,394

Property and equipment, net	4,152	4,090

Long-term investments	45,229	23,939

Restricted cash	3,639	3,639

Intangible assets	5,002	5,832

Other assets	24	103

Total assets	$282,494	$345,997

Liabilities and stockholders’ equity

Current liabilities:

Current obligations under note payable and capital leases	$2,616	$2,573

Accounts payable	3,890	8,229

Accrued compensation and benefits	2,261	2,087

Other current liabilities and accrued expenses	6,195	10,521

Deferred revenue	736	1,802

Total current liabilities	15,698	25,212

Long-term obligations under capital leases, net of current portion	5	41

Other long-term liabilities	117	117

Total liabilities	15,820	25,370

Stockholders’ equity:

Common stock, $.001 par value, 200,000 shares authorized; 65,024 and 65,623 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	65	66

Additional paid-in capital	310,284	309,773

Deferred stock compensation	(3,609)	(6,651)

Accumulated other comprehensive income	187	58

Retained earnings (accumulated deficit)	(40,253)	17,381

Total stockholders’ equity	266,674	320,627

Total liabilities and stockholders’ equity	$282,494	$345,997

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THE THREE MONTHS ENDED		THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Net revenues:

Product revenue	$3,417	$39,637	$8,790	$62,127

Service revenue	1,193	1,416	2,390	2,033

Total net revenues	4,610	41,053	11,180	64,160

Cost of revenues:

Cost of product revenue	2,692	16,659	5,133	25,117

Cost of service revenue	323	417	944	715

Write-down of inventory	35,019	—	35,019	—

Provision for purchase commitments	2,666	—	2,666	—

Total cost of revenues	40,700	17,076	43,672	25,832

Gross profit (loss)	(36,090)	23,977	(32,492)	38,328

Operating expenses:

Research and development (exclusive of non-cash compensation expense of $475 and $1,073 for the three months ended June 30, 2001 and 2000 and $1,061 and $2,131 for the six months ended June 30, 2001 and 2000, respectively)	7,057	3,622	13,490	6,350

Sales and marketing (exclusive of non-cash compensation expense of $188 and $551 for the three months ended June 30, 2001 and 2000 and $502 and $1,052 for the six months ended June 30, 2001 and 2000, respectively)	5,070	3,635	9,662	5,713

General and administrative (exclusive of non-cash compensation expense of $254 and $372 for the three months ended June 30, 2001 and 2000 and $562 and $631 for the six months ended June 30, 2001 and 2000, respectively)	1,238	1,113	2,682	1,896

Amortization of intangible assets	403	—	807	—

Amortization of deferred stock compensation	917	1,996	2,125	3,814

Total operating expenses	14,685	10,366	28,766	17,713

Operating income (loss)	(50,775)	13,611	(61,258)	20,555

Interest income and other, net	3,056	1,475	7,087	2,393

Income (loss) before income tax	(47,719)	15,086	(54,171)	22,948

Income tax expense	3,460	6,034	3,461	9,311

Net income (loss)	$(51,179)	$9,052	$(57,632)	$13,637

Basic net earnings (loss) per share of common stock	$(.83)	$.18	$(.94)	$.31

Diluted net earnings (loss) per share of common stock	$(.83)	$.14	$(.94)	$.21

Weighted-average shares of common stock outstanding used in computing basic net earnings (loss) per share	61,829	51,344	60,999	44,108

Weighted-average shares of common stock outstanding used in computing diluted net earnings (loss) per share	61,829	65,632	60,999	64,234

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THE SIX MONTHS ENDED
	JUNE 30,

	2001	2000

Operating activities

Net income (loss)	$(57,632)	$13,637

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,841	297

Stock compensation expense	2,132	3,814

Provision for doubtful accounts and sales returns	(27)	139

Gain on disposal of property and equipment	—	(19)

Deferred tax asset	2,936	—

Effect of changes in foreign currency	33	—

Changes in assets and liabilities:

Accounts receivable	(252)	(13,886)

Income tax receivable	4,588	—

Inventory	22,360	(6,726)

Prepaid expenses and other assets	962	(3,564)

Accounts payable	(4,329)	9,569

Accrued compensation and benefits	197	1,717

Income tax payable	33	2,610

Accrued expenses and other current liabilities	(4,418)	743

Deferred revenue	(1,066)	1,638

Customer deposits	—	(423)

Net cash provided by (used in) operating activities	(32,642)	9,546

Investing activities

Acquisition of property and equipment	(1,106)	(1,487)

Proceeds from disposal of property and equipment	—	9

Purchases of available-for-sale investments, net	(129,101)	(57,540)

Proceeds from sales and maturities of available-for-sale investments	98,927	8,000

Allocation to restricted cash	—	(3,639)

Net cash used in investing activities	(31,280)	(54,732)

Financing activities

Net proceeds from issuance of common stock	1,420	92,491

Principal payments of capital lease obligations	(112)	(114)

Net cash provided by financing activities	1,307	92,377

Effect of exchange rate changes on cash and cash equivalents	13	—

Net increase (decrease) in cash and cash equivalents	(62,602)	47,191

Cash and cash equivalents at beginning of period	199,091	8,063

Cash and cash equivalents at end of period	$136,488	$55,254

Supplemental disclosures of cash flow information:

Cash paid for interest	$9	$17

Cash paid for income tax	$210	$6,741

Noncash investing and financing activities:

Deferred stock compensation	$—	$4,359

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Turnstone Systems, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position at June 30, 2001, its operating results for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K and filed with the SEC on March 15, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

The interim financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

In July 2000, the Board of Directors authorized a two-for-one stock split of the Company’s common stock effected in the form of a stock dividend on August 23, 2000 to holders of record as of the close of business on August 9, 2000. All common shares, common options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

2.	Summary of Significant Accounting Policies

Short and Long-Term Investments

The Company’s short and long-term investments at June 30, 2001 consist primarily of U.S., state and municipal government obligations and corporate debt securities. Investments with remaining maturities of less than or equal to one year are considered short-term and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

Inventory

Inventory consists primarily of finished products and raw materials. Finished products are manufactured by a third party manufacturer and are included in the Company’s inventory balance once testing is complete and title passes to the Company. Raw materials included in the Company’s inventory balance consist of component parts purchased by the Company.

During the three months ended June 30, 2001, the Company experienced a decline in sales opportunities with competitive carriers, particularly in the international market, that was more severe than had originally been anticipated. In response, the Company lowered its product demand forecasts. As a result, a substantial portion of its product inventory has been deemed to have become excess to estimated requirements for the foreseeable future. In addition, the value of certain component inventory has been determined to be further impaired by the increased availability in the market of components that had previously been supply limited. In response to these factors, the Company recognized a charge of $35.0 million to write down the value of finished goods and raw material on hand at June 30, 2001 to the amounts estimated to be recoverable.

Component parts purchased and owned by its contract manufacturer are not included in the Company’s inventory balance. Under its contract with the manufacturer, the Company is contingently liable for component parts purchased on behalf of the Company, and work-in-process and finished goods inventory manufactured for the Company, that become excess or obsolete to the manufacturer as a result of certain actions. Such actions can include the effect of product design changes or changes in the Company’s requirements. The Company recorded a charge of $2.7 million to accrue for minimum required purchase commitments at June 30, 2001. At June 30, 2001 and December 31, 2000, inventory consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

Raw materials	$747	$295

Finished goods	6,395	29,207

	$7,142	$29,502

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

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The Company’s operations comprise one product line. The CEO reviews financial information on a single entity level basis for purposes of making operating decisions and assessing financial performance. The entity level financial information is the same as the information presented in the accompanying statements of operations. Accordingly, the Company has determined that it is engaged in a single operating segment.

For the three months ended June 30, 2001 and 2000, approximately 22.7% and 4.5%, respectively, of revenues were derived from sales to customers located outside the United States. For the six months ended June 30, 2001 and 2000, approximately 18.9% and 3.1%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three and six months ended June 30, 2001 and 2000 were substantially from sales of our CX100 product. Service revenues for the three and six months ended June 30, 2001 and 2000 were derived primarily from the Company’s maintenance programs for the CX100 product.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in Australia, France, Germany, Hong Kong, New Zealand and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In July 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which is required to be adopted immediately, prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transitional provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s balance sheet, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and 142 and their effect on the Company’s financial statements.

3.	Net Earnings (Loss) per Share

Basic and diluted net earnings (loss) per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic net earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding weighted-average number of shares of restricted stock subject to repurchase. Diluted net earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury stock method and from convertible securities using the “as-if converted basis”. The following table presents the calculation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net earnings (loss)	$(51,179)	$9,052	$(57,632)	$13,637

Denominator:

Weighted average shares – basic	61,829	51,344	60,999	44,108

Effect of dilutive securities

Shares issuable under stock options	—	5,014	—	4,906

Restricted stock subject to repurchase	—	9,250	—	10,070

Shares issuable pursuant to warrants	—	24	—	88

Shares of convertible preferred stock	—	—	—	5,062

Weighted average shares – diluted	61,829	65,632	60,999	64,234

Net earnings (loss) per share – basic	$(.83)	$.18	$(.94)	$.31

Net earnings (loss) per share – diluted	$(.83)	$.14	$(.94)	$.21

Options to purchase 12,868,000 shares of common stock at a weighted-average exercise price of $21.11, 1,009,000 shares of common stock subject to repurchase issued to the Company’s founders at an average exercise price of $.0005, and 1,654,000 shares of common stock subject to repurchase issued to other employees at an average exercise price of $.42 have been excluded from the computation of diluted net loss per share as of June 30, 2001, as their effect would have been antidilutive.

4.	Comprehensive Income

The following table presents the calculation of comprehensive income as required by SFAS No. 130. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$(51,179)	$9,052	$(57,632)	$13,637

Change in net unrealized gain (loss) on available-for-sale investments	23	5	215	(31)

Tax effect	(9)	—	(86)	—

Net unrealized gain (loss)	14	5	129	(31)

Total comprehensive income (loss)	$(51,165)	$9,057	$(57,503)	$13,606

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting the Company’s expectations, beliefs, intentions and strategies regarding the Company’s future and the future of its business operations, including, without limitation, statements regarding the worldwide growth of the DSL market, attractiveness of and demand for the Company’s products, timing and success of new product introductions, seasonal buying patterns of our customers and expected future financial operating results and trends constitute forward looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors Affecting Future Results,” on pp. 9 to 13, and 17 to 34, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW

We are a provider of products that enable local exchange carriers to rapidly deploy and efficiently maintain digital subscriber line, or DSL, services. Our products enable the automation and remote control of installation, qualification and maintenance of copper telephone lines. The Copper CrossConnect CX100, our flagship product, enables local exchange carriers to rapidly and efficiently deploy high speed digital services on existing copper telephone lines. The CX100 is currently being installed in telephone company central offices by communications service providers to speed their deployment of DSL services. Our Smart Splitter SX500 platform, which was introduced in November 2000, enables complete loop management for incumbent local exchange carriers deploying residential DSL and voice services over the same copper line, and for line sharing arrangements where different carriers share the same copper line. In June 2001, we introduced our CX40 loop management system for remote terminal applications.

We introduced our first products in October 1998, and entered live service trials in November 1998. In January 1999, our CX100 was certified as being compliant with Network Equipment Building Standards (NEBS), a telecommunications industry standard. We began shipping products in the first quarter of 1999.

To date, we have derived substantially all of our revenues from sales of our CX100 product and, to a lesser extent, from our maintenance programs. Revenues from our CrossWorks software have not been significant. Our success will depend on our ability to sell our CX100 to additional customers, our ability to generate revenue from our recently introduced SX500 and CX40 products, which have also been certified as NEBS compliant, as well as our ability to develop and sell additional products.

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

We sell our products to domestic and international local exchange carriers through our direct sales force, third-party resellers and through indirect original equipment manufacturer channels. A customer’s network planning and purchase decisions normally involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Since the decision to purchase our products is made as part of this network planning process, our sales cycle is lengthy, often as long as one year or more. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we commit resources to the development and production of products without having received advance purchase commitments from customers.

To date, substantially all of our revenues have been derived from new and emerging competitive local exchange carriers. Over the past several months, these CLECs have had difficulty continuing to finance their businesses. As a result, many CLECs have either reduced or ceased their network buildouts or have filed for bankruptcy. These factors have had an adverse effect on the demand for our products and the results of our operations. We expect that demand for our products will continue to deteriorate unless the CLECs can obtain additional financing or until we are successful in selling our products to incumbent local exchange carriers.

We currently use A-Plus Manufacturing, a contract manufacturer, to manufacture all of our products. A-Plus Manufacturing is a division of C-MAC Industries Inc., a large international contract manufacturer. This subcontracting arrangement includes material procurement, board level assembly, final assembly, testing and shipment to our customers. If our contract with A-Plus Manufacturing were terminated, we would be required to purchase any excess inventory held by it and we would have to qualify another contract manufacturer for our products. We provide product forecasts to A-Plus Manufacturing up to six months prior to expected delivery of products to our customers. If we overestimate our requirements, or alter our requirements to A-Plus Manufacturing, we may be obligated to purchase excess component and finished goods inventory. In addition, the development of new or enhanced products could cause inventory held by A-Plus Manufacturing to become obsolete. In that event, we would also be obligated to purchase that inventory from A-Plus. We use a combination of standard parts and components that are generally available from more than one vendor, and certain key components that are purchased from sole or limited source vendors for which alternative sources are not currently available. In addition, lead times for some of the materials and components we use are very long. Long lead times and component shortages have in the past caused, and may in the future cause, us to purchase inventories of some parts ourselves, in addition to any purchases by A-Plus, ahead of demand. Limited sources or supply of, and competition with other manufacturers for, key components have also caused and may in the future cause us to purchase certain components at increased prices.

As customer demand has been impacted by business and market factors, we have had to write down components purchased and finished goods built in excess of forecast demand. More recently, in the second quarter of 2001, we experienced a decline in sales opportunities with competitive carriers, particularly in the international market, that was more severe than had been anticipated and have had to further lower our product demand forecasts. As a result, a substantial portion of our product inventory was deemed to have become in excess of estimated requirements for the foreseeable future. In addition, the value of certain component inventory was further impaired by the increased availability in the market of components that had previously been supply limited. We recorded a charge of $35.0 million to cost of sales to reflect the write-down of component and product inventory values and a charge of $2.7 million to accrue for minimum required purchase commitments in the quarter ended June 30, 2001.

If we purchase or commit to purchase components or estimate product demand in excess of actual demand in future periods, we may have to write down the excess inventory and may also incur supply contract cancellation fees. Any write-down of inventory or incurrence of cancellation fees would lower our gross margins and adversely affect our results of operations and financial condition.

We continue to develop additional products and product features based on our assessment of the needs of our customers. This has resulted in increased research and development expenses and may result in reduced operating margins on our products and a longer sales cycle.

Competition in our market is intense. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs, our gross margins will decline further.

In June 2001, we had a reduction in force of approximately 20% of our personnel across all operating areas, resulting in a total charge of $395,000 for the second quarter of 2001. General and administrative, sales and marketing and research and development expenses are expected to be lower in future periods reflecting the full period effect of the reduction in personnel.

In connection with the granting of stock options to our employees, we have recorded deferred stock compensation totaling approximately $16.3 million from inception through June 30, 2001, net of cancellations. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date these stock options were granted, adjusted for cancellations of stock options. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases. The service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28. The result of this accounting treatment is that approximately 52% of the unearned deferred stock compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. We recorded $917,000 of related deferred stock compensation amortization expense during the three months ended June 30, 2001 and $2.0 million of such expense during the three months ended June 30, 2000. As of June 30, 2001, we had an aggregate of $3.6 million of related deferred stock compensation to be amortized. The amortization of this amount will result in additional charges to operations through 2004. The amortization of deferred stock compensation is presented as a separate component of operating expenses in our statements of operations.

In August 2000, we acquired Paragon Solutions Limited, a privately held New Zealand company, for a total acquisition cost of a minimum of $7.5 million in cash, and an additional $2.5 million in cash if, upon the first anniversary of the acquisition, minimum retention levels for key employees are maintained, as specified in the purchase agreement. The first installment payment of $5.0 million was made in August 2000. On August 8, 2001, the first anniversary of the acquisition, we paid the second installment at the maximum amount of $5.0 million. As a result of this payment, intangible assets will be increased by $25 million, and will be amortized on a straight-line basis over the remaining life.

We accounted for the transaction using the purchase method of accounting. The purchase price allocation includes an allocation of $6.5 million to goodwill and other intangibles, which we are currently amortizing on a straight-line basis over four years. Amortization of intangible assets totaled $403,000 for the three months ended June 30, 2001.

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET REVENUES
Net revenues consist of product revenue and service revenue. Product revenue for the periods presented consists of shipments of our CX100. Product revenue derived from shipments of our CrossWorks software has not been significant. Service revenue is derived primarily from our product maintenance programs and, to a lesser extent, from training and consulting programs.

Product revenue decreased to $3.4 million for the quarter ended June 30, 2001 from $39.6 million for the comparable quarter in 2000. Product revenue decreased to $8.8 million for the six months ended June 30, 2001 from $62.1 million for the comparable period in 2000. The decrease in product revenue is due to decreased demand from our existing customer base as a result of a number of business and market factors. These factors include the financial difficulties experienced by some of our customers that have caused them to delay or reduce their network buildout plans or to cease their operations, as well as overall decreases in capital spending in our target markets due to decreases in capital availability.

Service revenues for the three months ended June 30, 2001 was $1.2 million, or 25.9% of net revenues, compared to $1.4 million, or 3.4% of net revenues, for the comparable period in 2000. Service revenues increased slightly to $2.4 million, or 21.4% of net revenues for the six months ended June 30, 2001, compared to $2.0 million, or 3.2% of net revenues for the comparable period in 2000.

Our revenue to date have been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of the CX100 and the recently introduced SX500 and CX40 systems to a small number of customers. Revenue from international customers totaled 22.7% of our net revenues for the three months ended June 30, 2001 compared to 4.5% for the comparable period in 2000.

COST OF REVENUES
Cost of product revenue includes inventory write-downs and amounts paid to A-Plus Manufacturing and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management and quality assurance. Cost of service revenue includes our costs of maintaining and growing our customer support group, consisting primarily of salaries for customer support personnel and costs associated with technical support and training activities.

Cost of product revenue increased to $40.4 million for the three months ended June 30, 2001 from $16.7 million for the comparable period of 2000. Cost of product revenue increased to $42.7 million for the six months ended June 30, 2001 from $25.1 million in the comparable period of 2000. Cost of product revenue for the three and six months ended June 30, 2001 includes a charge of $37.7 million to write-down component and product inventory values and to accrue for minimum required purchase commitments. In the quarter ended June 30, 2001, we experienced a more substantial decline in sales opportunities than anticipated resulting in the lowering of our product demand forecasts with our contract manufacturer and an excess of component inventory on hand. Further, market factors had decreased the recoverable value of component inventories that previously had been supply limited.

Cost of service revenue for the three months ended June 30, 2001 was $323,000 compared to $417,000 for the three months ended June 30, 2000. Cost of service revenue increased slightly to $944,000 for the six months ended June 30, 2001 from $715,000 for the comparable period in 2000.

RESEARCH AND DEVELOPMENT
Research and development expenses, net of non-cash compensation expense of $475,000 for the three months ended June 30, 2001 and $1.1 million in the comparable period in 2000, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancement of our products. We expense all of our research and development costs as they are incurred.

Research and development expenses increased 94.8% to $7.1 million for the three months ended June 30, 2001 from $3.6 million in the comparable period of 2000. Research and development expenses increased 112.4% to $13.5 million for the six months ended June 30, 2001 from $6.4 million in the comparable period of 2000. This increase in research and development expenses was due primarily to a significant increase in personnel in the periods presented, including the addition of research and development personnel associated with our acquisition of Paragon Solutions Limited, and increased costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses.

Development of new features and products is essential to our future success and we expect that research and development expenses will remain a substantial percentage of total operating expenses in future periods.

SALES AND MARKETING
Sales and marketing expenses, net of non-cash compensation expense of $188,000 for the three months ended June 30, 2001 and $551,000 in the comparable period of 2000, consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales and sales support functions. These expenses also include costs associated with trade shows, promotional activities and public relations.

Sales and marketing expenses increased 39.5% to $5.1 million for the three months ended June 30, 2001 from $3.6 million in the comparable period of 2000. Sales and marketing expenses increased 69.1% to $9.7 million for the six months ended June 30, 2001 from $5.7 million in the comparable period of 2000. This increase was primarily due to an increase in the number of sales and sales support personnel domestically and internationally in 2001 compared to 2000, costs associated with the addition of sales offices in Australia, France,

Germany, Hong Kong, Spain, and the United Kingdom, increased tradeshow activities and marketing expenses, and other customer-related costs associated with our efforts to increase market awareness worldwide.

GENERAL AND ADMINISTRATIVE
General and administrative expenses, net of non-cash compensation expense of $254,000 for the three months ended June 30, 2001 and $372,000 in the comparable period of 2000, consist primarily of salaries and related expenses for executive, finance and accounting personnel, professional fees and costs associated with expanding our information systems.

General and administrative expenses for the three months ended June 30, 2001 were $1.2 million compared to $1.1 million for the three months ended June 30, 2000. General and administrative expenses increased 41% to $2.7 million for the six months ended June 30, 2001 from $1.9 million in the comparable period of 2000. This increase was primarily due to increased expenses associated with expanding our information systems, and increased professional fees, including increased legal fees associated with our defense against a number of securities class action lawsuits initiated against us in March 2001. We expect that we will incur additional litigation expenses in future periods related to these securities class action lawsuits. In addition, we incurred increased business expenses relating to consulting services and business insurance and other expenses associated with growing our business activities worldwide.

AMORTIZATION OF DEFERRED STOCK COMPENSATION
As of June 30, 2001, deferred stock compensation for stock options granted at prices deemed to be below fair value on the date of grant totaled $3.6 million. We amortized deferred stock compensation of approximately $917,000 in the three months ended June 30, 2001 and $2.0 million for the comparable period in 2000.

INTEREST INCOME AND OTHER, NET
Interest income and other, net includes income from our cash investments net of expense related to our lease financing obligations. We had net interest and other income of $3.1 million for the three months ended June 30, 2001 and net interest and other income of $1.5 million for the comparable period in 2000. Interest income increased primarily as a result of interest earned on the net cash proceeds of approximately $92.1 million received in connection with the completion of our initial public offering in February 2000 and $165.5 million received in connection with the completion of our secondary offering in September 2000. In future periods we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

INCOME TAX EXPENSE
Income tax expense was $3.5 million for the three and six months ended June 30, 2001. As a result of the decrease in product revenue due to decreased demand from our existing customer base, current market conditions, and the expected impact of these factors on our future profitability, management has provided a $3.4 million allowance for that portion of the deferred tax asset that more likely than not will not be realized. Income tax expense also includes minimal foreign income taxes related our international subsidiaries. We recorded a tax provision of $6.0 million for the quarter ended June 30, 2000 for a total of $9.3 million for the six months ended June 30, 2000. These provisions for income tax consist primarily of federal and state taxes at an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of June 30, 2001 consisted of $136.5 million in cash and cash equivalents, $74.9 million in short-term investments and $45.2 million in long-term investments. As of June 30, 2001, we had $125,000 in obligations under capital leases to be repaid over a period of three years from lease inception. Since our inception, we have financed our operations through private and public sales of securities, cash generated from operations and through equipment lease financing. Our equipment lease financing arrangement expired in April 2000.

During the six months ended June 30, 2001, we used $32.6 million in operating activities compared to the same period in 2000 in which we generated $9.5 million from operating activities. The use of cash in operating activities for the six months ended June 30, 2001 resulted primarily from the net loss for the period and decreases in accrued expenses and other, accounts payable, and deferred revenue balances. This use of cash in operating activities was partially offset by non-cash charges, increases in accrued compensation and benefits and decreases in inventory, prepaid expenses and other assets, and income tax receivable. The positive cash flow for the six months ended June 30, 2000 resulted primarily from net income for the period and from increases in accounts payable, accrued compensation and benefits, income tax payable, and deferred revenue, partially offset by increases in our inventory, accounts receivable, and prepaid expense and other asset balances.

Net cash used in investing activities for the six months ended June 30, 2001 was $31.3 million compared to net cash used in investing activities of $54.7 million in the same period in 2000. Cash used in investing activities in the six months ended June 30, 2001 consists primarily of purchases of available-for-sale investments of $129.1 million, net of proceeds from sales and maturities of similar investments in the amount of $98.9 million. Cash used in investing activities for the six months ended June 30, 2000 consists primarily of the purchase of available-for-sale securities of $57.5 million, net of proceeds from sales and maturities of $8.0 million.

In addition, capital expenditures decreased to $1.1 million for the six months ended June 30, 2001 compared to $1.5 million for the same period in 2000. Capital expenditures for the six months ended June 30, 2001 consisted primarily of test and lab equipment to support research and development activities and computer software and hardware to support our information systems infrastructure. Capital expenditures for the six months ended June 30, 2000 consisted primarily of test and lab equipment, office equipment, computer software and hardware to expand our information systems infrastructure and furniture and fixtures to support a new corporate facility. In May 2000, we entered into an operating lease agreement for new corporate facilities. Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, we are required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires us to hold funds in the form of a certificate of deposit with a financial institution.

The lease term commenced July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term.

In August 2000, we acquired Paragon Solutions Limited, a privately held New Zealand company, for a total cash purchase price of up to $10.0 million. Upon the closing of the acquisition we paid $5.0 million of the purchase price. On August 8, 2001, the first anniversary of the acquisition, we paid the second installment at the maximum amount of $5.0 million.

Net cash provided by financing activities for the six months ended June 30, 2001 was $1.3 million compared to $92.4 million for the comparable period in 2000. Cash provided by financing activities in the six months ended June 30, 2001 was due to proceeds from stock option exercises and employee stock purchases partially offset by payments on lease obligations. Net cash provided by financing activities in the six months ended June 30, 2000 was due to net proceeds of $92.1 million from our initial public offering, partially offset by payments on lease obligations. We had $125,000 in capitalized lease obligations outstanding at June 30, 2001, and $237,000 at December 31, 2000.

We expect to continue to devote capital and operating resources to continue our research and development efforts, to strategically grow our sales, support, marketing and product development organizations, to expand marketing programs, to establish operations internationally, and for other general corporate activities. Although we believe that current cash and investment balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

RISK FACTORS AFFECTING FUTURE RESULTS

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results and financial condition and could result in a complete loss of your investment.

WE HAVE LOST MONEY IN THE PAST, ARE CURRENTLY EXPERIENCING LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE FURTHER.

     We have experienced losses in the past, are currently incurring operating losses and have not been profitable since the third quarter of fiscal 2000. As of June 30, 2001, we had an accumulated deficit of approximately $40.3 million. Our stock price has declined substantially since our initial public offering in February 2000. If we do not succeed in generating significant revenue growth, we will not be able to achieve profitability and the market price of our common stock may decline further. We expect to continue to incur significant research, product development, sales and marketing and administrative expenses. In particular, we anticipate that our expenses will increase substantially in the next 12 months as we continue to

•	increase our sales and marketing activities, particularly by expanding our sales and support organizations for incumbent local exchange carriers and international DSL suppliers;

•	develop our technology, expand our existing product lines and add new features to penetrate new markets; and

•	develop additional infrastructure and hire additional management.

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

     As a result of our limited operating history, it is difficult to forecast accurately our revenues and operating expenses. Specifically, we began operations in January 1998, began shipping the CX100 in the first quarter of 1999 and introduced the SX500 in November 2000 and the CX40 in June 2001. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving. In addition, we are experiencing limited visibility and continued uncertainty with respect to many of our competitive local exchange carrier customers, who also have limited operating histories and who have recently faced financial difficulties. These financial difficulties have caused and may continue to cause our customers to cancel or reduce their orders of our products or to become delinquent in their payments for our prior sales to them. If our customers continue to reduce orders for our products or become unable to pay for products already ordered, our operating results may fall below our expectations and the expectations of investors and market analysts, and the price of our common stock could decline further.

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

IF DSL TECHNOLOGY FAILS TO GAIN WIDESPREAD MARKET ACCEPTANCE, THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

     If DSL technology fails to gain widespread market acceptance, our revenues and results of operations will be harmed. Our products are primarily used by local exchange carriers who offer DSL-based services. Our future success is substantially dependent upon whether DSL technology gains widespread market acceptance by local exchange carriers, of which there are a limited number, and by end users of their services. Local exchange carriers are continuously evaluating alternative high-speed data access technologies and may at any time adopt technologies other than DSL. Numerous other high-speed access technologies, including cable modems, wireless technologies and satellite technologies compete with DSL-based services. Cable modem service can theoretically provide faster download speeds than DSL. Both satellite and wireless services receive information using radio frequencies at speeds close or comparable to DSL transmission speeds. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products.

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

     Recently, because of their inability to obtain additional financing or generate sufficient revenues to fund their operations, a number of our customers have become delinquent in their payments for our prior sales to them. Some had notified us that they may be unable to pay some or all of their outstanding balances and others have filed for bankruptcy protection. We cannot assure you that we will ever be able to collect any payments from these customers. With respect to our customers that have sought or may seek bankruptcy protection in the future, the bankruptcy court may require us to return some or all of the payments we received from such customers prior to their initiation of bankruptcy proceedings. The inability of our customers to pay us for prior sales we made to them has had and will continue to have a negative impact on our operating results.

OUR CUSTOMERS HAVE AND MAY CONTINUE TO MAKE AVAILABLE FOR SALE LARGE QUANTITIES OF OUR PRODUCTS IN THE PUBLIC MARKETPLACE AT DISCOUNTED PRICES, WHICH COULD RESULT IN LOST SALES AND LOWER GROSS MARGINS FOR US.

     Recently, a number of our customers have decided to scale back or discontinue their network buildouts or have filed for bankruptcy. As a result, these customers have and may continue to make available for sale large quantities of our products in the public marketplace, often at substantially discounted prices. Some of our bankrupt customers have sold substantially all of their assets, including our products, to third party purchasers. If our prospective customers choose to purchase our products other than directly from us, our sales could decline. In addition, we may experience pricing pressures as a result of the excess supply of our products in the marketplace, which could force us to lower our average selling prices and reduce our gross margins.

THE CX40, CX100 AND SX500 ARE CURRENTLY OUR ONLY PRODUCT OFFERINGS, AND IF THEY FAIL TO ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO GROW OUR REVENUES IN THE NEAR FUTURE.

     Our future growth and a significant portion of our future revenue depend on the success of our CX40, CX100 and SX500 platforms, which are the only three products that we currently offer in volume. Accordingly, failure of these or future products to maintain meaningful levels of market acceptance and customer satisfaction would limit our sales and our revenue growth. We only began shipping the CX100 in the first quarter of 1999, and have not yet recognized any revenue from the SX500, introduced in November 2000, or the CX40, introduced in June 2001. Many potential customers who have evaluated our products have not yet deployed them in production network environments and may choose not to deploy them or any of our future products. Other potential customers may have already deployed another technology and may therefore be unwilling to deploy our products.

     Even when customers do purchase and deploy our products, due to the variety and complexity of environments in which they are installed, the installed product may not operate as expected. Failure of our products to operate as expected could delay or prevent their volume deployment, which could decrease our revenues and increase our expenses as we devote additional development resources to improving product performance. The success and deployment into our customers’ networks of our products will also depend on customer satisfaction with our products and numerous other factors, including:

•	the realization of operating cost efficiencies for our customers when our products are deployed and our customers’ ability to quantify these operational efficiencies;

•	our successful development of systems and software that address customer infrastructure requirements; and

•	our customers’ successful integration of our management software into their operational support systems.

WE DERIVE A MAJORITY OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM A MAJOR CUSTOMER COULD PREVENT US FROM MEETING SECURITIES ANALYSTS’ EXPECTATIONS AND CAUSE OUR STOCK PRICE TO FALL.

     We began recognizing revenues from the CX100 in the quarter ended March 31, 1999. The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one or more of our major customers or a reduction or delay in purchases of our products from any one or more of these customers may cause our revenues to decline and could cause our stock price to decline if our revenues are below analysts’ expectations. Revenues from significant customers as a percentage of our total revenues for the six months ended June 30, 2001 and 2000 were as follows:

	June 30,

	2001	2000

McLeodUSA	28%	Less than 10%

US West	17%	Less than 10%

XO Communications	11%	Less than 10%

Lucent Technologies	Less than 10%	21%

Rhythms NetConnections	Less than 10%	15%

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

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL BUYING PATTERNS OF OUR CUSTOMERS.

     Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. Many of our customers typically establish annual plans for building out their networks at the beginning of each calendar year. To the extent their buildout plans are completed prior to the fourth calendar quarter, some of our customers may decide to cease or significantly reduce purchases of our products. Recently, however, our customers’ ordering patterns have been affected by a number of other business factors, including capital availability, inventory levels, DSL adoption rates and competition, which we believe have caused them to substantially alter their network buildout plans and expected seasonal buying patterns. Therefore, we cannot be certain that any seasonal trend will continue or that additional patterns of seasonality will not occur either domestically or in international markets as we expand our international operations. Adverse changes in our revenue or operating results as a result of the volatility associated with the network buildout plans and seasonal buying patterns of our customers or any other reductions in capital expenditures by our customers have substantially reduced and could continue to substantially reduce the trading price of our common stock.

THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

     Because the sales cycle for our products is long, our revenues in a given quarter may not meet market expectations if we experience delays or cancellations in customer orders. In addition, we may have incurred substantial sales and marketing expenses during that quarter, without offsetting revenues. As a result, delays resulting from our lengthy sales cycle could reduce our revenues and decrease our profits, or result in a loss. Specifically, our customers’ network planning and purchase decisions normally involve a significant commitment of resources and a lengthy evaluation and product qualification process. The decision to purchase our products is made as part of this network planning process, and our sales cycle can be as long as one year or more. Throughout the sales cycle, we often spend considerable time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase our products, our customers may delay or cancel the deployment of our products. Timing of deployment is unpredictable, can vary widely and depends on a number of factors, many of which are beyond our control, including:

•	customers’ current network deployment procedures;

•	demand for our customers’ products;

•	customers’ level of expertise;

•	status and performance of customers’ other network equipment;

•	degree of software development and integration necessary for the customer to deploy our products;

•	turnover in customer personnel with whom we have established relationships; and

•	financial and administrative resources of the customer.

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

     We also compete with DSL equipment providers, including Alcatel, Lucent, and Nokia, which have each announced plans to incorporate competitive features and functionality into their DSL access multiplexers. A DSL access multiplexer is a network device, usually located at a telephone company’s central office, that receives signals from multiple DSL connections and puts the signal on a larger, high-speed transmission line. Lucent has introduced a DSL access multiplexer that includes some of the same features and functions as our CX100 product. If our current and potential customers choose to deploy DSL access multiplexers that include features and functions that are competitive with those provided by our products, or delay purchases of our products to evaluate these DSL access multiplexers, our business could be materially impacted. To the extent we expand the capabilities of our products to incorporate functionality traditionally contained in other equipment, we may also face increased competition from other vendors.

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

WE COULD INCUR SUBSTANTIAL COSTS AND OUR MANAGEMENT’S ATTENTION AND RESOURCES COULD BE DIVERTED AS A RESULT OF THE RECENTLY INITIATED SECURITIES CLASS ACTIONS AND SHAREHOLDER DERIVATIVE ACTION LITIGATION AGAINST US.

     Through June 2001, a total of five complaints have been filed in the United States District Court for the Northern District of California naming as defendants Turnstone Systems, Inc., our three founders, Richard N. Tinsley, P. Kingston Duffie and M. Denise Savoie, and, in one instance, the underwriters who participated in our secondary public offering of common stock in September 2000. The lawsuits are encaptioned as follows: (1) The Louisiana School Employees’ Retirement System, et al. v. Turnstone Systems, Inc., et al., Case No. CV-01-1256 (filed March 28, 2001); (2) Hui Huang v. Turnstone Systems, Inc., et al., Case No. C-01-1342-BZ (filed April 4, 2001); (3) Margarita Riskin v. Turnstone Systems, Inc., et al., Case No. C-01-1355-WHA (filed April 5, 2001); (4) Walter Bojska v. Turnstone Systems, Inc., et al., Case No. C-01-1411 WDB (filed April 10, 2001); and (5) Greenberg v. Turnstone Systems, Inc., Case No. C-01-1454 (JL) (filed April 12, 2001). The Louisiana School case, which is brought on behalf of a putative class of persons who purchased Turnstone common stock in connection with Turnstone’s secondary offering of stock in September 2000, asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, while the four other complaints assert claims under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a putative class of purchasers of Turnstone common stock between June 5, 2000 and January 2, 2001. All of the complaints assert that Turnstone and the individual defendants made false and misleading statements about Turnstone’s business and financial prospects for the second half of 2000 and the reliability and effectiveness of Turnstone’s CX100 product and all seek an unspecified amount of damages.

     In June 2001, a complaint was filed in Superior Court of the State of California, County of Santa Clara naming as defendants Richard N. Tinsley, P. Kingston Duffie, Andrew W. Verhalen, Geoffrey Y. Yang, Robert J. Finocchio, Jr., John K. Peters and M. Denise Savoie. The lawsuit is encaptioned as follows: Bert Okino v. Richard N. Tinsley,

P.     Kingston Duffie, Andrew W. Verhalen, Geoffrey Y. Yang, Robert J. Finnochio, Jr., John K. Peters and M. Denise Savoie, Case No. CV798814 (filed June 4, 2001). The shareholder derivative action asserts that the defendants breached their fiduciary duties, wasted corporate assets, abused corporate control and grossly mismanaged the company by making false and misleading statements about Turnstone’s business and financial prospects for the second half of 2000.

     We dispute, but cannot assure you that we will be successful in our defense of, these claims. If we are unsuccessful, the lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against the claims, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the results and profitability of our business.

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

     Our contract manufacturer currently purchases a number of key components used in the manufacture of our products from sole or limited sources of supply for which alternative sources are not currently qualified and may not be available. In most cases we and our contract manufacturer have no guaranteed supply arrangement with these suppliers, and we or our contract manufacturer may fail to obtain these supplies in a timely or cost effective manner. Financial or other difficulties faced by these suppliers or significant changes in market demand for, or supply of, these components could limit the availability to us of these components. We have experienced supply delays in the past and may experience delays in the future. Such delays could:

•	significantly increase the cost of manufacturing our products and reduce gross margins of our products;

•	adversely affect our ability to meet scheduled product deliveries to our customers; and

•	cause us to lose sales to existing and future customers.

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

     We have a supply contract with A-Plus Manufacturing, a division of C-MAC Industries Inc., to build our products. We provide product demand forecasts to A-Plus Manufacturing no less than six months prior to scheduled delivery of products to our customers. If we overestimate our requirements or if our customers cancel or delay their orders on short notice, A-Plus Manufacturing may have excess inventory, which we have had to and could continue to be obligated to purchase. If we underestimate our requirements, A-Plus Manufacturing may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues, or add additional costs to our products to expedite delivery of certain long lead time components.

     In addition, lead times for some of the materials and components used in our products are very long and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we or A-Plus Manufacturing fail to carry a sufficient inventory of long lead time items, if lead times increase or if demand for our products increases unexpectedly, we may have insufficient access to components necessary to meet demand for our products on a timely basis. Long lead times for some materials and components have in the past, and may in the future, cause us to purchase inventories of, or enter into supply contracts for, some parts ourselves. This may increase our costs and the risks of the parts’ obsolescence, excess inventory, and incurring supply contract cancellation fees if we overestimate our component requirements.

     Recently, we have experienced excess inventory and incurred purchase commitments as a result of customer order cancellations, reductions and delays. As a result, we have recorded charges to write down our excess inventory and to accrue for our estimated purchase commitments. If our customers continue to cancel, reduce or delay their orders or we fail to attract new customers, we may in the future have to record additional charges to write down our inventory balances.

WE DEPEND ON A SINGLE CONTRACT MANUFACTURER THAT HAS NO OBLIGATION TO PROVIDE US WITH FIXED PRICING OR QUANTITIES. IF WE ARE UNABLE TO OBTAIN SUFFICIENT PRODUCTS FROM OUR CONTRACT MANUFACTURER ON ECONOMICAL TERMS, WE MAY NOT BE ABLE TO TIMELY FILL CUSTOMER ORDERS.

     We rely on a single contract manufacturer, A-Plus Manufacturing, a division of C-MAC Industries, Inc., to build our products. If A-Plus Manufacturing is unable to provide us with adequate supplies of high-quality products, or terminates its relationship with us, we may be unable to fulfill customer orders on a timely basis, which may delay the DSL deployment schedules of our customers and strain our relationships with them. Because we currently do not have a long-term supply contract with A-Plus Manufacturing, they are not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. Our current supply contract with A-Plus Manufacturing can be terminated by either party with 120 days notice for any reason. If the contract is terminated, we would be required to purchase any excess inventory held by A-Plus Manufacturing, they would no longer be obligated to manufacture products for us and our ability to supply products to our customers could be materially impaired. We may be unable to develop alternative manufacturing arrangements on a timely basis, or at all. In addition, A-Plus Manufacturing may not meet our future requirements for product quality or timely delivery.

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

IF WE DO NOT MANAGE NEW PRODUCT INTRODUCTIONS EFFECTIVELY, WE COULD EXPERIENCE CANCELLED ORDERS OR PRODUCT RETURN REQUESTS OR BE REQUIRED TO PURCHASE OBSOLETE INVENTORY FROM OUR CONTRACT MANUFACTURER.

     The introduction of new or enhanced products requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage a product transition may cause material delays in the deployment of DSL services by our customers, which could cause our customers to defer or cancel orders or request returns or exchanges of our older products.. In addition, the development of new or enhanced products could cause inventory held by our contract manufacturer, A-Plus Manufacturing, to become obsolete. In that event, we could be obligated to purchase that inventory from A-Plus Manufacturing.

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

     Adjustments to the FCC’s regulations regarding line sharing, new FCC regulations or regulations set forth by other regulatory bodies may also reduce demand for our products. Because the competitive local exchange carriers do not have access to the incumbent local exchange carriers’ line maintenance systems, the competitive local exchange carriers have typically implemented an independent line maintenance system and several have deployed the CX100 as a key component of this system. In the future, the FCC may expand line sharing to give competitive local exchange carriers access to incumbent local exchange carriers’ line maintenance infrastructure, which would eliminate or reduce the need for our products.

BECAUSE OUR PRODUCTS ARE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT ARE FOUND ONLY AFTER FULL DEPLOYMENT, WHICH COULD RESULT IN LIABILITY CLAIMS AGAINST US.

     Errors or other problems in our products could result in:

•	loss of or delay in revenues and loss of customers or market share;

•	failure of our products to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

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

     Our products are designed for large and complex networks. To date, our CX100 products have been deployed on a limited basis and we have not yet had product shipments of our CX40 or SX500 products. Consequently, our customers may discover errors or defects in our hardware or software only after it has been fully deployed and operated as part of their infrastructure in connection with products from other vendors, especially DSL access multiplexers and DSL modems.

     Our products incorporate numerous component parts designed and manufactured by third parties. We cannot assure you that these third party parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate third-party component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could delay or cost us market acceptance of our products or result in legal claims against us.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS IF WE FAIL TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES TO MARKET AND SELL OUR PRODUCTS.

     Our growth will largely be dependent upon relationships with third parties who market and sell our products. In particular, we have entered into original equipment manufacturer agreements with Alcatel and Lucent Technologies. Under the terms of our agreements with Alcatel, Alcatel will market, sell and support our products in conjunction with its own suite of broadband access solutions. Under the terms of our agreement with Lucent Technologies, we have agreed to co-brand and sell our products to Lucent. Our agreements with Alcatel and Lucent do not require them to sell specified volumes of our products or exclusively sell our loop management products. In addition to our CX100 products, Lucent resells products manufactured by Tollgrade, a competitor. Lucent has also introduced DSL access multiplexer products that include some of the same features and functions as our CX100 product. Lucent may choose to sell these alternative products and Alcatel and Lucent may choose to sell other competing products instead of our products. If Alcatel or Lucent fails to successfully market and sell our products or breaches or terminates its agreement with us, our business could be harmed.

IF WE CANNOT ATTRACT EXPERIENCED SALES PERSONNEL, SPECIALIZED ENGINEERS AND HIGHLY-TRAINED CUSTOMER SERVICE PERSONNEL, WE WILL NOT BE ABLE TO SELL AND SUPPORT OUR PRODUCTS.

     Our products and services require a sophisticated selling effort targeted at several key people within our prospective customers’ organizations. This process requires the efforts of experienced sales personnel as well as specialized systems and consulting engineers. In addition, the complexity of our products and the difficulty of configuring and maintaining them require highly trained customer service and support personnel. We may need to hire a significant number of engineering, sales, marketing and customer service and support personnel in the future. We believe our success depends, in large part, upon our ability to attract and retain these key employees. Competition for such persons is intense, especially in the San Francisco Bay area. We may not be successful in attracting and retaining these individuals.

IF WE ARE UNSUCCESSFUL IN TRANSITION OUR INFORMATION SYSTEMS AND SERVICES FROM OUR APPLICATION SERVICE PROVIDER, OUR ABILITY TO PROCESS TRANSACTIONS WILL BE IMPAIRED.

     We rely on a single application service provider, AristaSoft Corporation, to provide customer service, financial, logistics and manufacturing software and support services. Recently, Aristasoft informed us that it was ceasing its operations in October 2001. We are in the process of transitioning our information systems and services in-house and expect to complete this conversion by the end of August 2001. If we fail to transition successfully, our ability to process orders, ship products, prepare invoices and manage our day-to-day financial transactions will be impaired. If we should decide to outsource these information systems and services in the future, locating and educating a new application service provider or implementing an alternative solution would be time consuming and would put further strain on our management personnel. In addition, the terms of our arrangement with an alternative provider could be less advantageous, which could increase our expenses.

IF WE FAIL TO MANAGE OUR PERSONNEL LEVELS EFFECTIVELY, THIS WILL PLACE SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONAL RESOURCES.

     We have expanded our operations rapidly since our inception and intend to continue to pursue existing and potential market opportunities. Our growth places a significant strain on management and operational resources. Specifically, prospective customers often request from us individualized product demonstrations and trials, training and support services and systems and software integration services. Recently, however, we have had to reduce personnel levels by approximately 20% company-wide. Our customer relationships could be strained if we are unable to devote sufficient resources to current and future customers.

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

     We have limited experience in marketing and distributing our products internationally. International operations are subject to inherent risks, including:

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles, difficulties in collecting accounts receivable and foreign currency exchange exposures;

•	difficulties and costs of staffing and managing foreign operations;

•	ability to develop relationships with foreign customers;

•	potential technological issues associated with the existing copper wire infrastructure in foreign markets;

•	certification and regulatory requirements with which we may be unfamiliar; and

•	reduced protection of intellectual property rights in some countries.

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

WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     If we fail to adequately protect our intellectual property, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed seven patent applications to date and one has been granted. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

     Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. We attempt to protect our intellectual property by limiting access to the distribution of our software, documentation and other proprietary information and by relying on a combination of copyright, patent, trademark and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our intellectual property as fully as in the United States.

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

•	cease selling, incorporating or using products or services that incorporate the infringed intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

•	redesign those products or services that incorporate the disputed technology.

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

     The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of June 30, 2001, our executive officers, directors and principal stockholders and their affiliates owned 32,052,537 shares or approximately 49.3% of the outstanding shares of common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

     Prior to February 2000, you could not buy or sell our common stock publicly. An active public market for our common stock may not be sustained in the future. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly from the original purchase prices paid by investors:

•	announcements by us or our competitors of significant contracts, new products or technological innovations,

acquisitions, strategic relationships, joint ventures or capital commitments;

•	announcements about the status of securities class action and shareholder derivative lawsuits against us;

•	changes in financial estimates by us or by securities analysts;

•	release of lock-up or transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	changes in market valuations of networking and telecommunications companies; and

•	fluctuations in stock market prices and volumes.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA’S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

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

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as substantially all of our facilities are located in California.

THE LOSS OF A-PLUS MANUFACTURING, OUR SOLE MANUFACTURER, DUE TO INTERRUPTION IN CALIFORNIA’S ELECTRIC POWER SUPPLY, WOULD NEGATIVELY IMPACT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

     We rely on A-Plus Manufacturing as our sole contract manufacturer. The locations of A-Plus Manufacturing that are responsible for manufacture of our products are exclusively in Northern California. Recently, California has been experiencing a shortage of electric power supply that has resulted in intermittent loss of power in the form of rolling blackouts. While A-Plus has not experienced any power failures to date that have prevented its ability to manufacture our products, the continuance of blackouts may affect A-Plus’s ability to manufacture our products, meet our requirements for product quality, and meet scheduled delivery needs.

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

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2001 and December 31, 2000. This table does not include money market funds because those funds are not subject to market risk.

		MATURING
		BETWEEN
	MATURING	THREE	MATURING
	IN THREE	MONTHS	GREATER
	MONTHS OR	AND ONE	THAN ONE
	LESS	YEAR	YEAR	TOTAL

	(in thousands, except for percentages)
AT JUNE 30, 2001

Included in cash and cash equivalents	$131,170	$—	$—	$131,170

Weighted average interest rate	4.11%	—	—	4.11%

Included in short-term investments	$32,982	$41,949	$—	$74,931

Weighted average interest rate	4.67%	4.36%	—	4.50%

Included in long-term investments	$—	$—	$45,229	$45,229

Weighted average interest rate	—	—	5.35%	5.35%

Total portfolio	$164,152	$41,949	$45,229	$251,330

Weighted average interest rate	4.22%	4.36%	5.35%	4.45%

AT DECEMBER 31, 2000

Included in cash and cash equivalents	$102,230	$—	$—	$102,230

Weighted average interest rate	7.11%	—	—	7.11%

Included in short-term investments	$27,968	$37,950	$—	$65,918

Weighted average interest rate	6.78%	6.88%	—	6.84%

Included in long-term investments	$—	$—	$23,939	$23,939

Weighted average interest rate	—	—	6.68%	6.68%

Total portfolio	$130,198	$37,950	$23,939	$192,087

Weighted average interest rate	7.04%	6.88%	6.68%	6.96%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Through April 2001, approximately five complaints have been filed in the United States District Court for the Northern District of California naming as defendants Turnstone Systems, Inc., our three founders, Richard N. Tinsley, P. Kingston Duffie and M. Denise Savoie, and, in one instance, the underwriters who participated in our secondary public offering of common stock in September 2000. The lawsuits are encaptioned as follows: (1) The Louisiana School Employees’ Retirement System, et al. v. Turnstone Systems, Inc., et al., Case No. CV-01-1256 (filed March 28, 2001); (2) Hui Huang v. Turnstone Systems, Inc., et al., Case No. C-01-1342-BZ (filed April 4, 2001); (3) Margarita Riskin v. Turnstone Systems, Inc., et al., Case No. C-01-1355-WHA (filed April 5, 2001); (4) Walter Bojska v. Turnstone Systems, Inc., et al., Case No. C-01-1411 WDB (filed April 10, 2001); and (5) Greenberg v. Turnstone Systems, Inc., Case No. C-01-1454 (JL) (filed April 12, 2001). The Louisiana School case, which is brought on behalf of a putative class of persons who purchased Turnstone common stock in connection with Turnstone’s secondary offering of stock in September 2000, asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, while the four other complaints assert claims under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a putative class of purchasers of Turnstone common stock between June 5, 2000 and January 2, 2001. All of the complaints assert that Turnstone and the individual defendants made false and misleading statements about Turnstone’s business and financial prospects for the second half of 2000 and the reliability and effectiveness of Turnstone’s CX100 product and all seek an unspecified amount of damages.

In June 2001, a complaint was filed in Superior Court of the State of California, County of Santa Clara naming as defendants Richard N. Tinsley, P. Kingston Duffie, Andrew W. Verhalen, Geoffrey Y. Yang, Robert J. Finocchio, Jr., John K. Peters and M. Denise Savoie. The lawsuit is encaptioned as follows: Bert Okino v. Richard N. Tinsley, P. Kingston Duffie, Andrew W. Verhalen, Geoffrey Y. Yang, Robert J. Finnochio, Jr., John K. Peters and M. Denise Savoie, Case No. CV798814 (filed June 4, 2001). The shareholder derivative action asserts that the defendants breached their fiduciary duties, wasted corporate assets, abused corporate control and grossly mismanaged the company by making false and misleading statements about Turnstone’s business and financial prospects for the second half of 2000.

We dispute, but cannot assure you that we will be successful in our defense of, these claims. If we are unsuccessful, the lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against the claims, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the results and profitability of our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its 2001 annual meeting of stockholders in Santa Clara, California on May 10, 2001. Of the 64,730,961 shares outstanding as of the record date, 44,374,508 shares were present or represented by proxy at the meeting on May 10, 2001. At the annual meeting the following actions were voted upon:

a.	To elect the following two Class II directors to serve for a term ending upon the 2004 annual meeting of Stockholders or until their successors are elected and qualified:

	FOR	AGAINST	ABSTAIN

Andrew W. Verhalen	44,327,721	46,786	0

Geoffrey Y. Yang	44,329,282	45,226	0

b.	To ratify the appointment of KPMG LLP as the Company’s independent public accountants for the year ending December 31, 2001:

FOR	AGAINST	ABSTAIN

44,340,006	24,526	9,976

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2*	Amended and Restated Bylaws of Turnstone Systems

4.1*	Form of Common Stock certificate

4.2*	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2*	1998 Stock Plan and forms of agreement thereunder

10.3*	2000 Stock Plan and forms of agreement thereunder

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5**	2000 Employee Stock Purchase Plan and forms of agreement thereunder

10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.9**	Application Services Agreement, dated effective as of December 23, 1999, between Turnstone Systems and AristaSoft Corporation

10.10***	Agreement relating to sale and purchase of all the shares in Paragon Solutions Limited, dated July 19,

EXHIBIT NO.	DESCRIPTION

2000, among Turnstone Systems, each vendor listed in Schedule I thereto and Graham Parkins, as the vendor’s representative

10.11****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

*	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission (No. 333-45130).

**	Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission (No. 333-45130).

***	Incorporated by reference herein to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (No. 333-45130).

****	Confidential treatment requested as to certain portions.

(b)	No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date: August 13, 2001	By:	/s/ Richard N. Tinsley

Richard N. Tinsley President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2001	By:	/s/ Terrence J. Schmid

Terrence J. Schmid Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2*	Amended and Restated Bylaws of Turnstone Systems

4.1*	Form of Common Stock certificate

4.2*	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2*	1998 Stock Plan and forms of agreement thereunder

10.3*	2000 Stock Plan and forms of agreement thereunder

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5**	2000 Employee Stock Purchase Plan and forms of agreement thereunder

10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.9**	Application Services Agreement, dated effective as of December 23, 1999, between Turnstone Systems and AristaSoft Corporation

10.10***	Agreement relating to sale and purchase of all the shares in Paragon Solutions Limited, dated July 19, 2000, among Turnstone Systems, each vendor listed in Schedule I thereto and Graham Parkins, as the vendor’s representative

EXHIBIT NO.	DESCRIPTION

10.11****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

*	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission (No. 333-45130).
**	Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission (No. 333-45130).
***	Incorporated by reference herein to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (No. 333-45130).
****	Confidential treatment requested as to certain portions.