Form 10-Q
period 2001-09-30
TURNSTONE SYSTEMS INC
filed 2001-11-13
CIK 1054131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     There were 64,962,000 shares of the Company’s Common Stock, par value $.001, outstanding on October 31, 2001.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	December 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$116,764	$199,091
Short-term investments	83,852	65,918
Accounts receivable, net	625	1,251
Inventory	7,056	29,502
Income tax receivable	2,660	6,840
Deferred tax asset	354	3,616
Prepaid expenses and other current assets	1,570	2,176

Total current assets	212,881	308,394

Property and equipment, net	3,517	4,090
Long-term investments	38,856	23,939
Restricted cash	3,639	3,639
Intangible assets	—	5,832
Other assets	24	103

Total assets	$258,917	$345,997

Liabilities and stockholders’ equity
Current liabilities:
Current obligations under note payable and capital leases	$67	$2,573
Accounts payable	1,595	8,229
Accrued compensation and benefits	2,032	2,087
Other accrued liabilities	3,304	10,521
Deferred revenue	459	1,802

Total current liabilities	7,457	25,212

Long-term obligations under capital leases, net of current portion	—	41
Other long-term liabilities	1,919	117

Total liabilities	9,376	25,370

Stockholders’ equity:
Common stock, $.001 par value, 200,000 shares authorized; 64,884 and 65,623 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	65	66
Additional paid-in capital	311,275	309,773
Deferred stock compensation	(3,915)	(6,651)
Accumulated other comprehensive income	637	58
Retained earnings (accumulated deficit)	(58,521)	17,381

Total stockholders’ equity	249,541	320,627

Total liabilities and stockholders’ equity	$258,917	$345,997

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Net revenues:
Product revenue	$287	$53,995	$9,077	$116,122
Service revenue	431	2,232	2,821	4,265

Total net revenues	718	56,227	11,898	120,387
Cost of revenues:
Cost of product revenue	103	22,899	5,146	48,016
Cost of service revenue	207	457	1,151	1,172
Write-down of inventory	—	—	35,019	—
Provision for purchase commitments	—	—	2,666	—

Total cost of revenues	310	23,356	43,982	49,188
Gross profit (loss)	408	32,871	(32,084)	71,199
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $356 and $904 for the three months ended September 30, 2001 and 2000 and $1,417 and $3,034 for the nine months ended September 30, 2001 and 2000, respectively)	5,331	5,884	18,821	12,234
Sales and marketing (exclusive of non-cash compensation expense of $142 and $460 for the three months ended September 30, 2001 and 2000 and $644 and $1,512 for the nine months ended September 30, 2001 and 2000, respectively)	3,606	3,495	13,268	9,208
General and administrative (exclusive of non-cash compensation expense of $217 and $370 for the three months ended September 30, 2001 and 2000 and $779 and $1,002 for the nine months ended September 30, 2001 and 2000, respectively)	1,127	1,643	3,809	3,539
Amortization and write-off of intangible assets	7,501	231	8,308	231
Amortization of deferred stock compensation	715	1,734	2,840	5,548
Provision for loss on operating lease	2,702	—	2,702	—

Total operating expenses	20,982	12,987	49,748	30,760

Operating income (loss)	(20,574)	19,884	(81,832)	40,439
Interest income and other, net	2,334	1,446	9,421	3,839

Income (loss) before income tax	(18,240)	21,330	(72,411)	44,278
Income tax expense	29	8,515	3,490	17,826

Net income (loss)	$(18,269)	$12,815	$(75,901)	$26,452

Basic net earnings (loss) per share of common stock	$(.29)	$.24	$(1.23)	$.56

Diluted net earnings (loss) per share of common stock	$(.29)	$.19	$(1.23)	$.41

Weighted-average shares of common stock outstanding used in computing basic net earnings (loss) per share	63,272	53,559	61,757	47,276

Weighted-average shares of common stock outstanding used in computing diluted net earnings (loss) per share	63,272	66,647	61,757	65,110

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THE NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

Operating activities
Net income (loss)	$(75,901)	$26,452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,363	807
Write-off of intangible assets	7,501	—
Stock compensation expense	2,840	5,548
Common stock issued for services	7	—
Provision for doubtful accounts and sales returns	(73)	696
Loss on disposal of property and equipment	241	55
Provision for loss on operating lease	2,702	—
Effect of changes in foreign currency	50	91
Changes in assets and liabilities:
Accounts receivable	720	(12,735)
Inventory	22,446	(17,264)
Income tax receivable	4,175	—
Deferred tax asset	3,262	—
Prepaid expenses and other current assets	690	(2,532)
Accounts payable	(7,529)	11,086
Accrued compensation and benefits	(38)	1,892
Income tax payable	408	11,104
Other accrued liabilities	(7,566)	1,930
Deferred revenue	(1,343)	1,169
Customer deposits	—	2,467

Net cash provided by (used in) operating activities	(45,045)	30,766
Investing activities
Acquisition of Paragon Solutions Limited	(5,000)	(4,626)
Acquisition of property and equipment	(1,234)	(2,937)
Proceeds from disposal of property and equipment	—	9
Purchases of available-for-sale investments, net	(179,001)	(76,923)
Proceeds from sales and maturities of available-for-sale investments	146,729	20,565
Increase in other assets	—	(75)
Allocation to restricted cash	—	(3,639)

Net cash used in investing activities	(38,506)	(67,626)
Financing activities
Net proceeds from issuance of common stock	1,390	258,232
Principal payments for capital lease obligations	(170)	(169)

Net cash provided by financing activities	1,220	258,063
Effect of exchange rate changes on cash and cash equivalents	4	(35)
Net increase (decrease) in cash and cash equivalents	(82,327)	221,168
Cash and cash equivalents at beginning of period	199,091	8,063

Cash and cash equivalents at end of period	$116,764	$229,231

Supplemental disclosures of cash flow information:
Cash paid for interest	$11	$22
Cash paid for income tax	$251	$6,775
Noncash investing and financing activities:
Note Payable for issued for acquisition of Paragon Solutions Limited	$—	$2,283
Deferred stock compensation	$1,776	$4,334

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2001

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Turnstone Systems, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position at September 30, 2001, its operating results for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K and filed with the SEC on March 15, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited financial statements as of that date.

The interim financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

2. Summary of Significant Accounting Policies

Short and Long-Term Investments

The Company’s short and long-term investments at September 30, 2001 consist primarily of U.S., state and municipal government obligations and corporate debt securities. Investments with remaining maturities of less than or equal to one year are considered short-term, and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

Inventory

Inventory consists of finished products and raw materials. Finished products are manufactured by a third party manufacturer and are included in the Company’s inventory balance once testing is complete and title passes to the Company. Raw materials included in the Company’s inventory balance consist of component parts purchased by the Company.

Component parts purchased and owned by the Company's contract manufacturer are not included in the inventory balance. Under its contract with the manufacturer, the Company is contingently liable for component parts purchased on behalf of the Company, and work-in-process and finished goods inventory manufactured for the Company, that become excess or obsolete to the manufacturer as a result of certain actions. Such actions can include the effect of product design changes or changes in the Company’s requirements. As of September 30, 2001, the Company’s outstanding purchase commitments to its contract manufacturer were minimal. At September 30, 2001 and December 31, 2000, inventory consisted of the following (in thousands):

	September 30, 2001	December 31, 2000

Raw materials	$764	$295
Finished goods	6,292	29,207

	$7,056	$29,502

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in Australia, France, Germany, Hong Kong, New Zealand, Singapore and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In July 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which is required to be adopted immediately, prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transitional provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s balance sheet, regardless of when those assets were initially recognized. The Company’s adoption of SFAS No. 141 did not have a significant impact on its financial position and results of operations. The Company is currently evaluating the provisions of SFAS No. 142 and the effect of this statement on the Company’s financial statements.

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS No. 144 and the effect of this statement on the Company’s financial statements.

3. Net Earnings (Loss) per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Net earnings (loss)	$(18,269)	$12,815	$(75,901)	$26,452
Denominator:
Weighted average shares — basic	63,272	53,559	61,757	47,276
Effect of dilutive securities
Shares issuable under stock options	—	5,240	—	5,085
Restricted stock subject to repurchase	—	7,848	—	9,329
Shares issuable pursuant to warrants	—	—	—	58
Shares of convertible preferred stock	—	—	—	3,362

Weighted average shares — diluted	63,272	66,647	61,757	65,110

Net earnings (loss) per share — basic	$(.29)	$.24	$(1.23)	$.56

Net earnings (loss) per share — diluted	$(.29)	$.19	$(1.23)	$.41

Options to purchase 10,788,000 shares of common stock at a weighted-average exercise price of $17.43, 252,000 shares of common stock subject to repurchase issued to the Company’s founders at an average exercise price of $.0005, and 895,000 shares of common stock subject to repurchase issued to other employees at an average exercise price of $.51 have been excluded from the computation of diluted net loss per share as of September 30, 2001, as their effect would have been antidilutive.

4. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(18,269)	$12,815	$(75,901)	$26,452
Change in net unrealized gain (loss) on available-for-sale investments, net	450	23	579	(8)

Total comprehensive income (loss)	$(17,819)	$12,838	$(75,322)	$26,444

5. Segment Information

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

For the three months ended September 30, 2001 and 2000, approximately 0.8% and 19.7%, respectively, of revenues were derived from sales to customers located outside the United States. For the nine months ended September 30, 2001 and 2000, approximately 15.8% and 10.9%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three and nine months ended September 30, 2001 and 2000 were substantially derived from sales of our CX100 product. Service revenues for the three and nine months ended September 30, 2001 and 2000 were derived primarily from the Company’s maintenance programs for the CX100 product.

6. Restructuring and Related Costs

In September 2001, the Company announced a restructuring program in an effort to better align its business operations with the current industry market conditions and the Company’s strategic objectives. The restructuring program included a reduction of the U.S. workforce, discontinuation of its operations in New Zealand and a reduction of its presence in Europe. The actions resulted in severance and related costs, lease termination costs, charges to write off goodwill and intangible assets related to the New Zealand subsidiary, and a provision for loss on an operating lease in the U.S. Restructuring and related costs totaled approximately $11.3 million for the three months ended September 30, 2001.

The restructuring program reduced approximately 70 regular employees across all areas of the U.S. workforce, the New Zealand subsidiary and Europe. Severance and related costs associated with these reductions totaling $742,000 is included in operating expenses for the three months ended September 30, 2001.

In connection with the discontinuation of operations in New Zealand and the reduced presence in Europe, certain facilities leases were terminated. Charges for lease termination costs of $147,000 were included in operating expenses for the three months ended September 30, 2001.

The reductions in workforce in the U.S. and Europe, and the discontinuation of operations in New Zealand have had a significant impact on the extent to which certain property and equipment will be utilized. As a result, the Company recorded a $241,000 charge to other expense for the three months ended September 30, 2001 for the impairment of property and equipment.

In August 2000, the Company acquired Paragon Solutions Limited, a privately held New Zealand company, resulting in goodwill and purchased intangible assets. Due to the discontinuation of operations in New Zealand, the carrying value of goodwill and purchased intangibles is not recoverable. During the three months ended September 30, 2001, the Company recorded a charge of approximately $7.5 million to write off the remaining carrying value associated with the goodwill and purchased intangible assets.

During the three months ending September 30, 2001, the Company recorded a $2.7 million provision for estimated losses on an operating lease. The provision relates to the portion of the Company’s leased headquarter facility that it intends to sublease at prevailing market rates, which are less than the rates that the Company is obligated to pay under a contractual lease commitment. The decision to sublease a portion of its facilities was made as a result of reductions in operations and workforce during 2001, which has resulted in excess facilities. The $2.7 million provision is included in operating expenses for the three months ended September 30, 2001.

A summary of the restructuring and related charges follows (in thousands):

				Remaining
				Reserve
				as of
	Total	Non-cash	Cash	September 30,
	Charges	Charges	Payments	2001

Severance and related costs	$742	—	($314)	$428
Lease termination charges and other	147	—	—	147
Impairment of property and equipment	241	(241)	—	—
Impairment of intangible assets	7,501	(7,501)	—	—
Provision for loss on operating lease	2,702	(2,702)	—	—

Total	$11,333	($10,444)	($314)	$575

Remaining expenditures relating to workforce reduction and payments for lease termination charges and other costs in connection with restructuring activities are expected to be paid in the fourth quarter of fiscal 2001.

7. Litigation

Through October 2001, approximately five complaints were filed in the United States District Court for the Northern District of California, naming as defendants Turnstone Systems, Inc., our three founders, Richard N. Tinsley, P. Kingston Duffie and M. Denise Savoie, and, in one instance, the underwriters who participated in our secondary public offering of common stock in September 2000. All of the complaints assert that Turnstone and the individual defendants made false and misleading statements about Turnstone’s business and financial prospects for the second half of 2000 and the reliability and effectiveness of Turnstone’s CX100 product and all seek an unspecified amount of damages. In addition, a complaint was filed in Superior Court of the State of California, County of Santa Clara, naming as defendants all of the members of our board of directors, and asserting that the defendants breached their fiduciary duties, wasted corporate assets, abused corporate control and grossly mismanaged the Company by making false and misleading statements about the Company’s business and financial prospects for the second half of 2000. The Company believes that it has meritorious defenses to these lawsuits and will defend itself vigorously.

8. Subsequent Event

On October 3, 2001, the Board of Directors authorized a stock repurchase program of up to $15 million over the following twelve months. The purchases will be funded by the Company’s cash resources.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting the Company’s expectations, beliefs, intentions and strategies regarding the Company’s future and the future of its business operations, including, without limitation, statements regarding the worldwide growth of the DSL market, attractiveness of and demand for the Company’s products, timing and success of new product introductions, seasonal buying patterns of our customers, availability of key components necessary in the manufacture of our products and expected future financial operating results and trends, such as statements about future selling prices for our products, gross margins, revenues, expenses and capital resources, constitute forward looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors Affecting Future Results,” on pp. 11 to 14, and 20 to 36, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW

We are a provider of products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. Our products enable the automation and remote control of installation, qualification and maintenance of copper telephone lines. The Copper CrossConnect CX100, our flagship product, enables local exchange carriers to rapidly and efficiently deploy high speed digital services on existing copper telephone lines. The CX100 is currently utilized in telephone company central offices to speed the deployment of digital subscriber line, or DSL, services. Our Smart Splitter SX500 platform, which was introduced in November 2000, enables complete loop management for incumbent local exchange carriers deploying residential DSL and voice services over the same copper line, and for line sharing arrangements where different carriers share the same copper line. In June 2001, we introduced our CX40 loop management system for remote terminal applications.

To date, we have derived substantially all of our revenues from sales of our CX100 product and, to a lesser extent, from our maintenance programs. Revenues from our CrossWorks software have not been significant. Our success will depend on our ability to sell our CX100 to additional customers, our ability to generate revenue from our SX500 and CX40 products, which have also been certified as NEBS compliant, and our ability to develop and sell additional products.

We recognize revenue from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. Our policy generally does not allow for product returns. We maintain a reserve for estimated potential returns based on our historical minimal level of returns. Revenue from services and support provided under our maintenance programs is deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. We provide twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program are estimated and accrued for at the time of product shipment. Revenue from consulting and training is deferred based on the fair value of the services, and recognized when such services are completed.

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

To date, substantially all of our revenues have been derived from new and emerging competitive local exchange carriers (CLECS). These CLECs have had difficulty continuing to finance their businesses. As a result, substantially all of the CLECs have either reduced or ceased their network buildouts or have filed for bankruptcy. These factors have had an adverse effect on the demand for our products and the results of our operations. We expect that demand for our products will continue to deteriorate unless the CLECs can obtain additional financing or until we are successful in selling our products to incumbent local exchange carriers.

We currently use A-Plus Manufacturing, a contract manufacturer and a division of C-MAC Industries, Inc., to manufacture all of our products. This subcontracting arrangement includes material procurement, board level assembly, final assembly, testing and shipment to our customers. C-MAC Industries recently announced a business combination with Solectron Corporation, a leading supply-chain facilitator. If as a result of the business combination or for any reason our contract with A-Plus Manufacturing were terminated, we would be required to purchase any excess inventory held by it and we would have to qualify another contract manufacturer for our products. We provide product forecasts to A-Plus Manufacturing up to six months prior to expected delivery of products to our customers. If we overestimate our requirements, or alter our requirements to A-Plus Manufacturing, we may be obligated to purchase excess component and finished goods inventory. In addition, the development of new or enhanced products could cause inventory held by A-Plus Manufacturing to become obsolete. In that event, we would also be obligated to purchase that inventory from A-Plus. We use a combination of standard parts and components that are generally available from more than one vendor, and certain key components that are purchased from sole or limited source vendors for which alternative sources are not currently available. In addition, lead times for some of the materials and components we use are very long. Long lead times and component shortages have in the past caused, and may in the future cause, us to purchase inventories of some parts ourselves, in addition to any purchases by A-Plus, ahead of demand. Limited sources or supply of, and competition with other manufacturers for, key components have also caused and may in the future cause us to purchase certain components at increased prices.

If we purchase or commit to purchase components or estimate product demand in excess of actual demand in future periods, we may have to write down the excess inventory and may also incur supply contract cancellation fees. Any write-down of inventory or incurrence of cancellation fees would lower our gross margins and adversely affect our results of operations and financial condition. As of September 30, 2001, our inventory purchase commitments were minimal.

Competition in our market is intense. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs, our gross margins will decline further.

In September 2001, the Company announced a restructuring program in an effort to better align its business operations with the current industry market conditions and the Company’s strategic objectives. The restructuring program included a reduction in force of approximately 70 regular employees, which included reductions in all areas of the U.S. workforce, discontinuation of our operations in New Zealand and a reduction of our presence in Europe. These actions resulted in severance and related costs of $742,000, lease termination costs of $147,000, impairment of property and equipment charges of $247,000, charges to write off goodwill and intangible assets related to the New Zealand subsidiary of $7.5 million, and a provision for loss on an operating lease in the U.S. of $2.7 million. These restructuring charges, which totaled approximately $11.3 million, were recorded in the third quarter of 2001. General and administrative, sales and marketing and research and development expenses are expected to be lower in future periods reflecting the full period effect of the reduction in personnel.

In connection with the granting of stock options and restricted stock purchase awards to our employees, we have recorded deferred stock compensation totaling approximately $17.3 million from inception through September 30, 2001, net of cancellations. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date these stock options were granted, adjusted for cancellations of stock options. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases, generally either four years or eighteen months. For awards with vesting periods of four years, the service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28). The result of this accounting treatment is that approximately 52% of the unearned deferred stock compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. For service awards with vesting periods of eighteen months, the service periods over which deferred stock compensation is amortized is determined separately for each 16.7% portion of the total award, in accordance with FIN No. 28. The result of this accounting treatment is that approximately 41% of the unearned deferred stock compensation will be amortized in the first quarter, 24% in the second quarter, 16% in the third quarter, 10% in the fourth quarter, 6% in the fifth quarter, and 3% in the sixth quarter following the date of the grant. We recorded $715,000 of related deferred stock compensation amortization expense during the three months ended September 30, 2001 and $1.7 million of such expense during the three months ended September 30, 2000. As of September 30, 2001, we had an aggregate of $3.9 million of related deferred stock compensation to be amortized. The amortization of this amount will result in additional charges to operations through 2004. The amortization of deferred stock compensation is presented as a separate component of operating expenses in our statements of operations.

In August 2000, we acquired Paragon Solutions Limited, a privately held New Zealand company, for a total acquisition cost of a minimum of $7.5 million in cash, and an additional $2.5 million in cash if, upon the first anniversary of the acquisition, minimum retention levels for key employees were maintained, as specified in the purchase agreement. The first installment payment of $5.0 million was made in August 2000. On August 8, 2001, the first anniversary of the acquisition, we paid the second installment at the maximum amount of $5.0 million.

We accounted for the transaction using the purchase method of accounting. The purchase price allocation included an allocation of $6.5 million to goodwill and other intangibles, which was being amortized on a straight-line basis over four years. As a result of the payment upon the first anniversary, intangible assets increased by $2.5 million. As a result of the discontinuation of operations of the New Zealand subsidiary in September 2001, we recorded a charge of $7.5 million to write-off the remaining carrying value of goodwill and purchased intangible assets.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET REVENUES

Net revenues consist of product revenue and service revenue. Product revenue for the periods presented consists of shipments of our CX100. Product revenue derived from shipments of our CrossWorks software has not been significant. Service revenue is derived primarily from our product maintenance programs and, to a lesser extent, from training and consulting programs.

Product revenue decreased to $287,000 for the quarter ended September 30, 2001 from $54.0 million for the comparable quarter in 2000. Product revenue decreased to $9.1 million for the nine months ended September 30, 2001 from $116.1 million for the comparable period in 2000. The decrease in product revenue is due to decreased demand from our existing customer base as a result of a number of business and market factors. These factors include the financial difficulties experienced by substantially all of our customers that have caused them to delay or reduce their network buildout plans or to cease their operations, as well as overall decreases in capital spending in our target markets due to decreases in capital availability.

Service revenue for the three months ended September 30, 2001 was $431,000, or 60.0% of net revenues, compared to $2.2 million, or 4.0% of net revenues, for the comparable period in 2000. Service revenue decreased to $2.8 million, or 23.7% of net revenues for the nine months ended September 30, 2001, compared to $4.3 million, or 3.5% of net revenues for the comparable period in 2000.

Our revenue to date has been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of the CX100 and the SX500 and CX40 systems to a small number of customers. Revenue from international customers totaled 0.8% of our net revenues for the three months ended September 30, 2001 compared to 19.7% for the comparable period in 2000.

COST OF REVENUES

Cost of product revenue includes inventory write-downs, amounts paid to A-Plus Manufacturing, and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management and quality assurance. Cost of service revenue includes our costs to maintain our customer support group, consisting primarily of salaries for customer support personnel and costs associated with technical support and training activities.

Cost of product revenue decreased to $103,000 for the three months ended September 30, 2001 from $22.9 million for the comparable period of 2000. Cost of product revenue, including a charge of $37.7 million to write-down component and product inventory values and to accrue for minimum required purchase commitments, decreased to $42.8 million for the nine months ended September 30, 2001 from $48.0 million in the comparable period of 2000.

Cost of service revenue for the three months ended September 30, 2001 was $207,000 compared to $457,000 for the three months ended September 30, 2000. Cost of service revenue decreased slightly to $1,151,000 for the nine months ended September 30, 2001 from $1,172,000 for the comparable period in 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for personnel engaged in research and development, severance costs, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancement of our products. We expense all of our research and development costs as they are incurred. Non-cash compensation expense for the three months ended September 30, 2001 was $356,000 compared to $904,000 for the comparable period of 2000. Non-cash compensation expense for the nine months ended September 30, 2001 was $1.4 million compared to $3.0 million for the comparable period of 2000.

Research and development expenses decreased 9.4% to $5.3 million for the three months ended September 30, 2001 from $5.9 million in the comparable period of 2000. Research and development expenses increased 53.8% to $18.8 million for the nine months ended September 30, 2001 from $12.2 million in the comparable period of 2000. The decrease in research and development expenses for the comparable three month periods is primarily due to lower overall headcount in the periods presented resulting from the June 2001 reduction in work force. The increase in research and development expenses for the comparable nine month periods was due primarily to a significant increase in personnel in the periods presented, including the addition of research and development personnel associated with our acquisition of Paragon Solutions Limited, and increased costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses.

Development of new features and products is essential to our future success and we expect that research and development expenses will remain a substantial percentage of total operating expenses in future periods.

SALES AND MARKETING

Sales and marketing expenses, net of non-cash compensation expense, consist primarily of salaries, commissions, severance costs and related expenses for personnel engaged in marketing, sales and sales support functions. These expenses also include costs associated with trade shows, promotional activities and public relations. Non-cash compensation expense for the three months ended September 30, 2001 was $142,000 compared to $460,000 for the comparable period of 2000. Non-cash compensation expense for the nine months ended September 30, 2001 was $644,000 compared to $1.5 million for the comparable period of 2000.

Sales and marketing expenses increased 3.2% to $3.6 million for the three months ended September 30, 2001 from $3.5 million in the comparable period of 2000. Sales and marketing expenses increased 44.1% to $13.3 million for the nine months ended September 30, 2001 from $9.2 million in the comparable period of 2000. This increase was primarily due to an increase in the number of sales and sales support personnel domestically and internationally in 2001 compared to 2000, costs associated with the addition of sales offices in Australia, France, Germany, Hong Kong, Spain, Singapore and the United Kingdom, increased tradeshow activities and marketing expenses, severance costs and other customer-related costs associated with our efforts to increase market awareness worldwide.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for executive, finance and accounting personnel, severance costs, professional fees and costs associated with our information systems. Non-cash compensation expense for the three months ended September 30, 2001 was $217,000 compared to $370,000 in the comparable period of 2000. Non-cash compensation expense for the nine months ended September 30, 2001 was $779,000 compared to $1.0 million in the comparable period of 2000.

General and administrative expenses for the three months ended September 30, 2001 were $1.1 million compared to $1.6 million for the three months ended September 30, 2000. General and administrative expenses increased 7.6% to $3.8 million for the nine months ended September 30, 2001 from $3.5 million in the comparable period of 2000. The decrease in general and administrative expenses for the comparable three month periods was due primarily to lower overall headcount. The increase in general and administrative expenses for the comparable nine month periods was primarily due to increased expenses associated with expanding our information systems, and increased professional fees, including increased legal fees associated with our defense against a number of securities class action lawsuits initiated against us in March 2001. We expect that we will incur additional litigation expenses in future periods related to these securities class action lawsuits.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

As of September 30, 2001, deferred stock compensation for stock options granted at prices deemed to be below fair value on the date of grant totaled $3.9 million. We amortized deferred stock compensation of approximately $715,000 in the three months ended September 30, 2001 and $1.7 million for the comparable period in 2000.

PROVISION FOR LOSS ON OPERATING LEASE

During the three months ending September 30, 2001, we recorded a $2.7 million provision for estimated losses on an operating lease. The provision relates to the portion of our leased headquarter facility that we intend to sublease at prevailing market rates, which are less than the rates that we are obligated to pay under our contractual lease commitment. The decision to sublease a portion of our facilities was made as a result of reductions in operations and workforce during 2001, which has resulted in excess facilities.

INTEREST INCOME AND OTHER, NET

Interest income and other, net includes income from our cash investments net of expense related to our lease financing obligations. We had net interest and other income of $2.3 million for the three months ended September 30, 2001 and net interest and other income of $1.4 million for the comparable period in 2000. Interest income and other, net increased to $9.4 million for the nine months ended September 30, 2001 compared to $3.8 million for the comparable period in 2000. Interest income increased for both the three and nine month comparable periods primarily as a result of interest earned on higher average cash and short-term investment balances resulting from the net cash proceeds of approximately $92.1 million received in connection with the completion of our initial public offering in February 2000 and $165.5 million received in connection with the completion of our secondary offering in September 2000. In future periods we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

INCOME TAX EXPENSE

Income tax expense was $29,000 and $3.5 million for the three and nine months ended September 30, 2001. As a result of the decrease in product revenue due to decreased demand from our existing customer base, current market conditions, and the expected impact of these factors on our future profitability, management has established a $3.4 million allowance for that portion of the deferred tax asset that more likely than not will not be realized. Income tax expense also includes minimal foreign income taxes related to our international subsidiaries. We recorded a tax provision of $8.5 million for the quarter ended September 30, 2000 for a total of $17.8 million for the nine months ended September 30, 2000. These provisions for income tax consist primarily of federal and state taxes at an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of September 30, 2001 consisted of $116.8 million in cash and cash equivalents, $83.9 million in short-term investments and $38.9 million in long-term investments. As of September 30, 2001, we had $67,000 in obligations under capital leases to be repaid over a period of three years from lease inception. Since our inception, we have financed our operations through private and public sales of securities, cash generated from operations and through equipment lease financing.

During the nine months ended September 30, 2001, we used $45.0 million in operating activities compared to the same period in 2000 in which we generated $30.8 million from operating activities. The use of cash in operating activities for the nine months ended September 30, 2001 resulted primarily from the net loss for the period and decreases in other accrued liabilities, accounts payable, and deferred revenue balances. This use of cash in operating activities was partially offset by non-cash charges, and decreases in accounts receivable, inventory, prepaid expenses and other current assets, deferred tax assets and income tax receivable. The positive cash flow for the nine months ended September 30, 2000 resulted primarily from net income for the period and from increases in accounts payable, accrued compensation and benefits, income tax payable, deferred revenue, other accrued liabilities and customer deposits, partially offset by increases in our inventory, accounts receivable, and prepaid expenses and other current asset balances.

Net cash used in investing activities for the nine months ended September 30, 2001 was $38.5 million compared to net cash used in investing activities of $67.6 million in the same period in 2000. Cash used in investing activities in the nine months ended September 30, 2001 consists primarily of purchases of available-for-sale investments of $179.0 million, net of proceeds from sales and maturities of similar investments in the amount of $146.7 million. Cash used in investing activities for the nine months ended September 30, 2000 consists primarily of the purchase of available-for-sale securities of $76.9 million, net of proceeds from sales and maturities of $20.6 million.

In addition, capital expenditures decreased to $1.2 million for the nine months ended September 30, 2001 compared to $2.9 million for the same period in 2000. Capital expenditures for the nine months ended September 30, 2001 consisted primarily of test and lab equipment to support research and development activities and computer software and hardware to support our information systems infrastructure. Capital expenditures for the nine months ended September 30, 2000 consisted primarily of additions of office equipment and computer software and hardware associated with our increases in staffing and expansion of information infrastructure and furniture and fixtures to support a new corporate facility, including expenditures associated with our establishment of offices in Australia, the United Kingdom and Germany. In May 2000, we entered into an operating lease agreement for new corporate facilities. Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, we are required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires us to hold funds in the form of a certificate of deposit with a financial institution.

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

In September 2001, we decided to close down the New Zealand subsidiary. As a result, we recorded a charge of $7.5 million related to the impairment of goodwill and purchased intangible assets resulting from the acquisition of Paragon Solutions Limited.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $1.2 million compared to $258.1 million for the comparable period in 2000. Cash provided by financing activities in the nine months ended September 30, 2001 was due to proceeds from stock option exercises and employee stock purchases partially offset by payments on lease obligations. Net cash provided by financing activities in the nine months ended September 30, 2000 was due to net proceeds of $92.1 million from our initial public offering in February 2000 and net proceeds of $165.2 million from our follow on offering in September 2000, partially offset by payments on lease obligations. We had $67,000 in capitalized lease obligations outstanding at September 30, 2001, and $237,000 at December 31, 2000.

We expect to continue to devote capital and operating resources to continue our research and development efforts, to strategically grow our sales, support, marketing and product development organizations, to expand marketing programs, to repurchase our common stock, and for other general corporate activities. Although we believe that current cash and investment balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

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

     We have experienced losses in the past, are currently incurring net operating losses and expect to record net losses and generate negative cash flow for the foreseeable future. As of September 30, 2001, we had an accumulated deficit of approximately $58.5 million. Our stock price has declined substantially since our initial public offering in February 2000. If we do not succeed in generating significant revenue growth, we will not be able to achieve profitability and the market price of our common stock may decline further. We expect to continue to incur significant research, product development and sales and marketing expenses as we continue to

•	focus our sales and marketing activities on penetrating the incumbent local exchange carriers; and

•	develop our technology, expand our existing product lines and add new product features

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

     As a result of our limited operating history, it is difficult to forecast accurately our revenues and operating expenses. Specifically, we began operations in January 1998, began shipping the CX100 in the first quarter of 1999 and introduced the SX500 in November 2000 and the CX40 in June 2001. The revenue and income potential of our products and business are unproven and the market that we are addressing is rapidly evolving. In addition, we are experiencing limited visibility and continued uncertainty with respect to many of our competitive local exchange carrier customers, who also have limited operating histories and who are facing financial difficulties. These financial difficulties have caused and may continue to cause our customers to cancel or discontinue their purchases of our products or to become delinquent in their payments for our prior sales to them. As a result, our operating results have in the past fallen and may in the future fall below our expectations and the expectations of investors and market analysts, and the price of our common stock could decline further.

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

IF DSL TECHNOLOGY FAILS TO GAIN WIDESPREAD MARKET ACCEPTANCE, THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

     If DSL technology fails to gain widespread market acceptance, our revenues and results of operations will be harmed. Our products are primarily used by local exchange carriers who offer DSL-based services. Our future success is substantially dependent upon whether DSL technology gains widespread market acceptance by local exchange carriers, of which there is a limited number, and by end users of their services. Local exchange carriers are continuously evaluating alternative high-speed data access technologies and may at any time adopt technologies other than DSL. Numerous other high-speed access technologies, including cable modems, wireless technologies and satellite technologies compete with DSL-based services. Cable modem service can theoretically provide faster download speeds than DSL. Both satellite and wireless services receive information using radio frequencies at speeds close or comparable to DSL transmission speeds. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products.

IF OUR CUSTOMERS ARE UNABLE TO ACQUIRE AND RETAIN DSL SUBSCRIBERS, THEY MAY CONTINUE TO CURTAIL THEIR DSL DEPLOYMENT PLANS AND REDUCE THEIR PURCHASES OF OUR PRODUCTS OR CONTINUE TO HAVE PROBLEMS PAYING FOR OUR PRODUCTS, AND WE MAY BE REQUIRED TO WRITE-OFF SIGNIFICANT AMOUNTS OUR ACCOUNTS RECEIVABLE.

     To date, our customers have deployed DSL equipment, including our products, in substantially larger volumes than their current subscriber count. The inability of our current or future customers to acquire and retain subscribers as planned, or to respond to competition for their services or reduced demand for their services, has caused and could continue to cause them to reduce or eliminate their DSL deployment plans and therefore their purchases of our products. If our customers are forced to further reduce or eliminate their DSL deployment plans, our sales to them will decline further.

     Because of their inability to obtain additional financing or generate sufficient revenues to fund their operations, a number of our customers have become delinquent in their payments for our prior sales to them. Some have notified us that they may be unable to pay some or all of their outstanding balances and others have filed for bankruptcy protection. We cannot assure you that we will ever be able to collect any payments from these customers. To the extent we ship products to customers who become unable to pay for the products, we may be required to write-off significant amounts of our accounts receivable.

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

OUR CUSTOMERS HAVE MADE AND MAY CONTINUE TO MAKE AVAILABLE FOR SALE LARGE QUANTITIES OF OUR PRODUCTS IN THE PUBLIC MARKETPLACE AT DISCOUNTED PRICES, WHICH COULD RESULT IN LOST SALES AND LOWER GROSS MARGINS FOR US.

     To date, a number of our customers have decided to scale back or discontinue their network buildouts or have filed for bankruptcy. As a result, these customers have made and may continue to make available for sale large quantities of our products in the public marketplace, often at substantially discounted prices. Some of our bankrupt customers have sold substantially all of their assets, including our products, to third party purchasers. If our prospective customers choose to purchase our products other than directly from us, our sales could decline. In addition, we may experience pricing pressures as a result of the excess supply of our products in the marketplace, which could force us to lower our average selling prices and reduce our gross margins.

THE CX40, CX100 AND SX500 ARE CURRENTLY OUR ONLY PRODUCT OFFERINGS, AND IF THEY FAIL TO ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO INCREASE OUR REVENUES IN THE NEAR FUTURE.

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

WE DERIVE A MAJORITY OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM A MAJOR CUSTOMER COULD PREVENT US FROM MEETING OUR EXPECTATIONS OR SECURITIES ANALYSTS’ EXPECTATIONS AND CAUSE OUR STOCK PRICE TO FALL.

     We began recognizing revenues from the CX100 in the quarter ended March 31, 1999. The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one or more of our major customers or a reduction or delay in purchases of our products from any one or more of these customers may cause our revenues to decline and could cause our stock price to decline if our revenues are below our expectations or analysts’ expectations. Revenues from significant customers as a percentage of our total revenues for the nine months ended September 30, 2001 and 2000 were as follows:

	September 30,

	2001	2000

McLeodUSA	27%	Less than 10%
US West	17%	Less than 10%
XO Communications	14%	Less than 10%
Lucent Technologies	Less than 10%	17%
Nokia	Less than 10%	11%

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

     Some of our customers are significantly larger than us and therefore have significant bargaining power to demand low prices and other terms and conditions that may negatively affect our business and results of operations.

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL BUYING PATTERNS OF OUR CUSTOMERS.

     Based on our limited operating history, we believe that on a relative basis, purchases by our customers tend to be lower in the fourth calendar quarter. Many of our customers typically establish annual plans for building out their networks at the beginning of each calendar year. To the extent their buildout plans are completed prior to the fourth calendar quarter, some of our customers may decide to cease or significantly reduce purchases of our products. Recently, however, our customers’ ordering patterns have been affected by a number of other business factors, including capital availability, inventory levels, DSL adoption rates and competition, which we believe have caused them to substantially alter their network buildout plans and expected seasonal buying patterns. Therefore, we cannot be certain that any seasonal trend will continue or that additional patterns of seasonality will not occur either domestically or in international markets. Adverse changes in our revenue or operating results as a result of the volatility associated with the network buildout plans and seasonal buying patterns of our customers or any other reductions in capital expenditures by our customers have substantially reduced and could continue to substantially reduce demand for our products and therefore our operating results and the trading price of our common stock.

THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

     Because the sales cycle for our products is long, our revenues in a given quarter may not meet market expectations if we experience delays or cancellations in customer orders. In addition, we may have incurred substantial sales and marketing expenses during a quarter, without realizing offsetting revenues. As a result, delays resulting from our lengthy sales cycle could reduce our revenues and decrease our profits, or result in a loss. Specifically, our customers’ network planning and purchase decisions normally involve a significant commitment of resources and a lengthy evaluation and product qualification process. The decision to purchase our products is made as part of this network planning process, and our sales cycle can be as long as one year or more. Throughout the sales cycle, we often spend considerable time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase our products, our customers may delay or cancel the deployment of our products. Timing of deployment is unpredictable, can vary widely and depends on a number of factors, many of which are beyond our control, including:

•	customers’ current network deployment procedures;

•	demand for our customers’ products;

•	customers’ level of expertise;

•	status and performance of customers’ other network equipment;

•	degree of software development and integration necessary for customers to deploy our products;

•	turnover in customers’ personnel with whom we have established relationships

•	customers’ financial and administrative resources; and

•	the effects of the September 11, 2001 New York City terrorist attack on our customers’ purchasing patterns and network deployment plans.

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

WE COULD INCUR SUBSTANTIAL COSTS AND OUR MANAGEMENT’S ATTENTION AND RESOURCES COULD BE DIVERTED AS A RESULT OF THE RECENTLY INITIATED SECURITIES CLASS ACTIONS AND SHAREHOLDER DERIVATIVE LITIGATION AGAINST US.

     Through October 2001, a total of five complaints were filed in the United States District Court for the Northern District of California, naming as defendants Turnstone Systems, Inc., our three founders, Richard N. Tinsley, P. Kingston Duffie and M. Denise Savoie, and, in one instance, the underwriters who participated in our secondary public offering of common stock in September 2000. The lawsuits are encaptioned as follows: (1) The Louisiana School Employees’ Retirement System, et al. v. Turnstone Systems, Inc., et al., Case No. CV-01-1256 (filed March 28, 2001); (2) Hui Huang v. Turnstone Systems, Inc., et al., Case No. C-01-1342-BZ (filed April 4, 2001); (3) Margarita Riskin v. Turnstone Systems, Inc., et al., Case No. C-01-1355-WHA (filed April 5, 2001); (4) Walter Bojska v. Turnstone Systems, Inc., et al., Case No. C-01-1411 WDB (filed April 10, 2001); and (5) Greenberg v. Turnstone Systems, Inc., Case No. C-01-1454 (JL)

(filed April 12, 2001). The Louisiana School case, which is brought on behalf of a putative class of persons who purchased Turnstone common stock in connection with Turnstone’s secondary offering of stock in September 2000, asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, while the four other complaints assert claims under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a putative class of purchasers of Turnstone common stock between June 5, 2000 and January 2, 2001. All of the complaints assert that Turnstone and the individual defendants made false and misleading statements about Turnstone’s business and financial prospects for the second half of 2000 and the reliability and effectiveness of Turnstone’s CX100 product and all seek an unspecified amount of damages.

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

     A number of key components used in the manufacture of our products are from sole or limited sources of supply for which alternative sources are not currently qualified and may not be available. In most cases we and our contract manufacturer have no guaranteed supply arrangement with these suppliers, and we or our contract manufacturer may fail to obtain these supplies in a timely or cost effective manner. Financial or other difficulties faced by these suppliers or significant changes in market demand for, or supply of, these components could limit the availability to us of these components. We have experienced supply delays in the past and may experience delays in the future. Such delays could:

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

     Recently, we experienced excess inventory and incurred purchase commitments as a result of customer order cancellations, reductions and delays. As a result, we recorded charges to write down our excess inventory and to accrue for our estimated purchase commitments. If our customers continue to cancel, reduce or delay their orders or we fail to attract new customers, we may in the future have to record additional charges to write down our inventory balances.

WE DEPEND ON A SINGLE CONTRACT MANUFACTURER THAT HAS NO OBLIGATION TO PROVIDE US WITH FIXED PRICING OR QUANTITIES. IF WE ARE UNABLE TO OBTAIN

SUFFICIENT PRODUCTS FROM OUR CONTRACT MANUFACTURER ON ECONOMICAL TERMS, WE MAY NOT BE ABLE TO TIMELY FILL CUSTOMER ORDERS.

     We rely on a single contract manufacturer, A-Plus Manufacturing, a division of C-MAC Industries, Inc., to build our products. C-MAC Industries recently announced a business combination with Solectron Corporation, a leading supply-chain facilitator. If as a result of the business combination or for any reason A-Plus Manufacturing is unable to provide us with adequate supplies of high-quality products, or terminates its relationship with us, we may be unable to fulfill customer orders on a timely basis, which may delay the DSL deployment schedules of our customers and strain our relationships with them. Because we currently do not have a long-term supply contract with A-Plus Manufacturing, it is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. Our current supply contract with A-Plus Manufacturing can be terminated by either party with 120 days notice for any reason. If the contract is terminated, we would be required to purchase any excess inventory held by A-Plus Manufacturing, it would no longer be obligated to manufacture products for us and our ability to supply products to our customers could be materially impaired. We may be unable to develop alternative manufacturing arrangements on a timely basis, or at all. In addition, A-Plus Manufacturing may not meet our future requirements for product quality or timely delivery.

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

     The introduction of new or enhanced products requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage a product transition may cause material delays in the deployment of DSL services by our customers, which could cause our customers to defer or cancel orders or request returns or exchanges of our older products. In addition, the development of new or enhanced products could cause inventory held by our contract manufacturer, A-Plus Manufacturing, to become obsolete. In that event, we could be obligated to purchase that inventory from A-Plus Manufacturing.

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

     Our products incorporate numerous component parts designed and manufactured by third parties. We cannot assure you that these third party parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate third-party component parts, our products may contain defects or errors not detectible during our quality assurance and testing procedures. Any such defects or errors could delay or cost us market acceptance of our products or result in legal claims against us.

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

     Our products and services require a sophisticated selling effort targeted at several key people within our prospective customers’ organizations. This process requires the efforts of experienced sales personnel as well as specialized systems and consulting engineers. In addition, the complexity of our products and the difficulty of configuring and maintaining them require highly trained customer service and support personnel. If demand for our products increases, we may need to hire a significant number of engineering, sales, marketing and customer service and support personnel. We believe our success will depend, in large part, upon our ability to attract and retain these key employees. Competition for such persons is intense, especially in the

San Francisco Bay area. We may not be successful in attracting and retaining these individuals.

IF WE FAIL TO MANAGE OUR PERSONNEL LEVELS EFFECTIVELY, OUR CUSTOMER RELATIONSHIPS COULD BE STRAINED.

     Our customer relationships could be strained if we fail to manage our personnel levels effectively. Specifically, prospective customers often request from us individualized product demonstrations and trials, training and support services and systems and software integration services, which place significant strain on our operational resources. If we are unable to devote sufficient resources to current and future customers, our business will suffer.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD LIMIT OUR SALES AND ADD TO OUR COST OF OPERATIONS.

     We market and sell our products in the United States and internationally. Penetrating new international markets will require significant management attention and financial resources. We may not be able to maintain or increase international market demand for our products.

     We have limited experience in marketing and distributing our products internationally. International operations are subject to inherent risks, including:

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles, difficulties in collecting accounts receivable and foreign currency exchange exposures;

•	difficulties and costs of staffing and managing foreign operations;

•	limited experience with developing relationships with foreign customers;

•	potential technological issues associated with the existing copper wire infrastructure in foreign markets;

•	certification and regulatory requirements with which we may be unfamiliar; and

•	reduced protection of intellectual property rights in some countries.

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

WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     If we fail to adequately protect our intellectual property, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed eight patent applications to date and two have been granted. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

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

     The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of September 30, 2001, our executive officers, directors and principal stockholders and their affiliates owned 32,058,161 shares or approximately 48.9% of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

     Prior to February 2000, you could not buy or sell our common stock publicly. An active public market for our common stock may not be sustained in the future. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly from the original purchase prices paid by investors:

•	announcements by us or our competitors of significant contracts, new products or technological innovations, acquisitions, strategic relationships, joint ventures or capital commitments;

•	announcements about the status of securities class action and shareholder derivative lawsuits against us;

•	changes in financial estimates by us or by securities analysts;

•	release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	changes in market valuations of networking and telecommunications companies; and

•	fluctuations in stock market prices and volumes.

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

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Blackouts may also impair the operations of A-Plus Manufacturing, upon whom we depend for all our manufacturing needs. Any such interruption in our ability to continue our operations could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

		MATURING
	MATURING	BETWEEN	MATURING
	IN THREE	THREE	GREATER
	MONTHS OR	MONTHS AND	THAN ONE
	LESS	ONE YEAR	YEAR	TOTAL

	(in thousands, except for percentages)
AT SEPTEMBER 30, 2001
Included in cash and cash equivalents	$74,007	$—	$—	$74,007
Weighted average interest rate	3.53%	—	—	3.53%
Included in short-term investments	$28,049	$55,803	$—	$83,852
Weighted average interest rate	3.93%	3.94%	—	3.94%
Included in long-term investments	$—	$—	$38,856	$38,856
Weighted average interest rate	—	—	5.35%	5.35%
Total portfolio	$102,056	$55,803	$38,856	$196,715
Weighted average interest rate	3.64%	3.94%	5.35%	4.07%
AT DECEMBER 31, 2000
Included in cash and cash equivalents	$102,230	$—	$—	$102,230
Weighted average interest rate	7.11%	—	—	7.11%
Included in short-term investments	$27,968	$37,950	$—	$65,918
Weighted average interest rate	6.78%	6.88%	—	6.84%
Included in long-term investments	$—	$—	$23,939	$23,939
Weighted average interest rate	—	—	6.68%	6.68%
Total portfolio	$130,198	$37,950	$23,939	$192,087
Weighted average interest rate	7.04%	6.88%	6.68%	6.96%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Through October 2001, approximately five complaints were filed in the United States District Court for the Northern District of California, naming as defendants Turnstone Systems, Inc., our three founders, Richard N. Tinsley, P. Kingston Duffie and M. Denise Savoie, and, in one instance, the underwriters who participated in our secondary public offering of common stock in September 2000. The lawsuits are encaptioned as follows: (1) The Louisiana School Employees’ Retirement System, et al. v. Turnstone Systems, Inc., et al., Case No. CV-01-1256 (filed March 28, 2001); (2) Hui Huang v. Turnstone Systems, Inc., et al., Case No. C-01-1342-BZ (filed April 4, 2001); (3) Margarita Riskin v. Turnstone Systems,

Inc., et al., Case No. C-01-1355-WHA (filed April 5, 2001); (4) Walter Bojska v. Turnstone Systems, Inc., et al., Case No. C-01-1411 WDB (filed April 10, 2001); and (5) Greenberg v. Turnstone Systems, Inc., Case No. C-01-1454 (JL) (filed April 12, 2001). The Louisiana School case, which is brought on behalf of a putative class of persons who purchased Turnstone common stock in connection with Turnstone’s secondary offering of stock in September 2000, asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, while the four other complaints assert claims under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of a putative class of purchasers of Turnstone common stock between June 5, 2000 and January 2, 2001. All of the complaints assert that Turnstone and the individual defendants made false and misleading statements about Turnstone’s business and financial prospects for the second half of 2000 and the reliability and effectiveness of Turnstone’s CX100 product and all seek an unspecified amount of damages.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On February 1, 2000, we completed our initial public offering and on September 26, 2000, we completed our secondary offering, which resulted in total net proceeds of approximately $257.6 million. To date, we have used a portion of the net proceeds from our offerings to fund general business operations. Amounts not used to fund operations have been invested in money market funds, certificates of deposit, and other investment grade securities. We may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services, repurchase Company stock in the open market and for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT
NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Turnstone Systems
3.2*	Amended and Restated Bylaws of Turnstone Systems
4.1*	Form of Common Stock certificate
4.2*	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999
4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley
10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers
10.2*	1998 Stock Plan and forms of agreement thereunder
10.3*	2000 Stock Plan and forms of agreement thereunder
10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder
10.5	Amended and Restated 2000 Employee Stock Purchase Plan
10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

EXHIBIT
NO.	DESCRIPTION

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999
10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates
10.9**	Application Services Agreement, dated effective as of December 23, 1999, between Turnstone Systems and AristaSoft Corporation
10.10***	Agreement relating to sale and purchase of all the shares in Paragon Solutions Limited, dated July 19, 2000, among Turnstone Systems, each vendor listed in Schedule I thereto and Graham Parkins, as the vendor’s representative
10.11****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

*	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

**	Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

***	Incorporated by reference herein to Exhibit 2.1 of our Current Report on Form 8-K filed on August 11, 2000 with the Securities and Exchange Commission.

****	Confidential treatment requested as to certain portions. This exhibit is incorporated by reference herein to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(b)	No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date: November 13, 2001	By:	/s/ Richard N. Tinsley

Richard N. Tinsley President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2001	By:	/s/ Terrence J. Schmid

Terrence J. Schmid Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Turnstone Systems
3.2*	Amended and Restated Bylaws of Turnstone Systems
4.1*	Form of Common Stock certificate
4.2*	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999
4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley
10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers
10.2*	1998 Stock Plan and forms of agreement thereunder
10.3*	2000 Stock Plan and forms of agreement thereunder

EXHIBIT
NO.	DESCRIPTION

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder
10.5	Amended and Restated 2000 Employee Stock Purchase Plan
10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation
10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999
10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates
10.9**	Application Services Agreement, dated effective as of December 23, 1999, between Turnstone Systems and AristaSoft Corporation
10.10***	Agreement relating to sale and purchase of all the shares in Paragon Solutions Limited, dated July 19, 2000, among Turnstone Systems, each vendor listed in Schedule I thereto and Graham Parkins, as the vendor’s representative
10.11****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

*	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

**	Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

***	Incorporated by reference herein to Exhibit 2.1 of our Current Report on Form 8-K filed on August 11, 2000 with the Securities and Exchange Commission.

****	Confidential treatment requested as to certain portions. This exhibit is incorporated by reference herein to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.