Form 10-K405
period 2001-12-31
TURNSTONE SYSTEMS INC
filed 2002-03-20
CIK 1054131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                         to

Commission File Number 000-28843

TURNSTONE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0473640
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2220 Central Expressway, Santa Clara, California 95050
(Address of principal executive offices) (Zip Code)

(408) 907-1400
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of February 28, 2002, there were 65,707,534 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on February 28, 2002) was approximately $160,139,480.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Form 10-K portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2002 Annual Meeting of Stockholders to be held on May 9, 2002, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2001.

TURNSTONE SYSTEMS, INC.

FORM 10-K
December 31, 2001

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs and include, but are not limited to, the following:

•	any statements regarding future financial performance, including but not limited to revenues, expenses, profit margins, earnings per share and other results of operations;

•	any statements regarding the continuation of historical trends;

•	any statements regarding future business strategy, future products and product enhancements and future demand for our products and services;

•	any statements regarding the future of: the economy in general, the incumbent and competitive local exchange carrier markets and capital spending by telecommunications carriers; and

•	any statements regarding the anticipated effect of legal regulatory developments.

Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Business—Risk Factors Affecting Future Results” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include without limitation:

•	overall demand for our products and services;

•	our ability to penetrate the incumbent local exchange carrier market;

•	level of capital spending by telecommunications carriers;

•	our success with designing, building and marketing our next-generation copper loop automation and management products;

•	changes in governmental regulations relating to the telecommunications industry;

•	fluctuations in our operating results;

•	our dependence on our outside contract manufacturer to timely build our products;

•	pricing pressures we experience with our products and services;

•	volatility in the stock market;

•	new competition and technologies;

•	our ability to retain key employees; and

•	resolution of the outstanding shareholder litigation against us.

We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

PART I

Item 1.     Business

We were incorporated in Delaware in January 1998. Our principal executive offices are located at 2220 Central Expressway, Santa Clara, California 95050, and our telephone number there is (408) 907-1400.

We design, engineer, market and support hardware and software products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. The “local loop” refers to the network of existing telephone lines that extend from telephone companies’ central offices out to end customers. Incumbent local exchange carriers originally built this network to deliver traditional voice services. Through deregulation under the U.S. Telecommunications Act of 1996 and similar legislation in other countries, competitive local exchange carriers have gained access to, and are also allowed to deliver their services through, the incumbent carriers’ local loop infrastructure. In particular, with the advent and rapid growth of the Internet and the increasing demand for faster Internet access, both incumbent and competitive carriers have been offering high-speed digital subscriber line, or DSL, services over the local loop.

Incumbent local exchange carriers face a number of challenges with efficiently managing the local loop. This labor-intensive management process typically involves the incumbent carriers’ personnel manually completing or removing connections inside central offices, at subscribers’ sites and possibly at various points throughout the local loop, which greatly magnifies the chance of faulty connections. In addition, the ability to deliver certain types of local loop services, such as DSL, is dependent upon the length and quality of the copper line. In order to verify and properly prepare the copper line for service delivery, the length of the line must be correctly measured and various devices connected to, or faults occurring on, the line must be identified in advance. Finally, monitoring and maintenance of the delivered services can be labor intensive and costly. Local exchange carriers often must dispatch technicians to individual central offices to reconnect lines, to correct equipment failures or to change subscriber services.

Our products enable incumbent and competitive local exchange carriers to effectively deliver their services over the shared local loop. Our CX loop management systems are deployed in central offices and remote terminals to assist with copper loop installation, qualification, service verification and maintenance. Our SX Smart Splitter™ platform combines signal splitting capabilities with test access to assist in the delivery of asynchronous DSL, or ADSL, services. Our MX Copper CrossConnect® solution is used to provide remote switching and service verification capabilities to facilitate the management of unbundled local loops. Finally, our CrossWorks™ and ONYX™ software suites enable service providers to remotely control our network equipment and seamlessly integrate loop management functions into their back-office operations support systems.

In the fiscal year ended December 31, 2001, we experienced a number of challenges associated with our business. Prior to the fourth quarter of 2001, substantially all of our revenues had been derived from competitive local exchange carriers. Beginning in the fourth quarter of 2000 and continuing through 2001, substantially all of our competitive local exchange carrier customers were unable to obtain additional financing or generate sufficient cash flows to fund their operations, and either reduced or discontinued the build-out of their networks, including purchases of our products. Some of our customers also became delinquent in their payments for our prior sales to them, and many of our customers ceased business operations or filed for bankruptcy protection. As a result, our sales to these customers were negatively impacted and we incurred significant net operating losses in 2001. In response, we shifted our focus to penetrating the incumbent local exchange carrier market, which involves a very long sales cycle, competition from established suppliers and stringent customer service and support requirements. We also restructured our operations by reducing overall company headcount and closing our New Zealand engineering facility.

Notwithstanding the difficulties we experienced in 2001, we also achieved a number of significant milestones. In May 2001 we entered into an original equipment manufacturer agreement with Alcatel S.A., a leading provider of DSL access multiplexers worldwide, whereby Alcatel agreed to market, sell and support our products in conjunction with its own suite of broadband access solutions. In June 2001 we introduced our CX40 leading provider of DSL access multiplexers worldwide, whereby Alcatel agreed to market, sell and support our products in conjunction with its own suite of broadband access solutions. In June 2001 we introduced our CX40 loop management product for remote terminal applications. In November 2001, we announced our new MX Copper CrossConnect solution for unbundled local loop management targeted at incumbent carriers. In the fourth quarter of 2001, we shipped our first production order to an incumbent carrier.

Products

Loop Management Family.    Our loop management product family consists of the CX40 and CX100 platforms, optimized for remote terminal and central office environments respectively, and a variety of expansion modules. The base system, which depends on customer configuration, typically consists of one CX series chassis, one P150 module that provides the management, testing and control functions of the chassis and one or more modules that provide additional testing, test access, cross connecting, service verification and/or central office equipment management functions. The base system is typically installed and cabled in a central office or remote terminal, with additional modules added over time as subscriber count increases and as more DSL access multiplexer modules are added. All modules may be inserted or removed while the system is operational and are automatically recognized and inventoried by the system upon insertion. All modules, indicators and switches are accessible from the front of the system, consistent with current industry practices. The CX series platform supports dual 48-volt power feeds. In the event of loss of power, the CX series platform maintains all connections with no loss of subscriber service. The CX100 chassis is available in the 19 inch configuration which supports 425 lines, and the 23 inch configuration which supports 550 lines. The following modules are currently available in volume for the CX series platforms:

•	D230. The D230 module provides automated service verification for ADSL services.

•
L140.    The L140 module provides access to the P150 and connections for up to 25 copper lines. Additional L140 modules may be added over time as subscriber count increases and as more DSL access multiplexer modules are added.

•
M101.    The M101 module provides a six-port Ethernet hub and four contacts for monitoring physical alarms in central offices. This optional module provides a convenient management connectivity solution among multiple network products within the central office.

•
M120, M121.    The M120 module provides an eight-port terminal server and modem for remote management and monitoring of multiple network devices in central offices. The M121 module provides similar functionality for remote terminal environments.

•
P150.    The P150 module provides management and control functions for the CX series system and has line qualification functionality and the capability of testing lines for use of the integrated services digital network standard. The P150 supports Ethernet, serial port or dial-up modem access for management, as well as access for interfacing to external test gear.

•	T100. The T100 module provides time domain reflectometry testing functionality and improves accuracy of fault location and interference on copper lines.

Smart Splitter Family.    Our Smart Splitter product family consists of the Smart Splitter SX500 and its expansion modules. The SX500 incorporates signal splitting and test access for the efficient provisioning of ADSL and voice services over the same line and in line sharing arrangemesnts. The system consists of one SX500 chassis, one SP series module that provides management and control functions and one or more SL24 splitter modules that provide signal splitting functionality and test access for 24 lines per module. Additional modules may be added over time as subscriber count increases. All modules may be inserted or removed while the system is operational, and a continuous dial tone is assured even during these module changes. The SX500 supports dual 48-volt power feeds. The SX500 is available in the 19 inch configuration which supports 456 lines, and the 23 inch version which supports 576 lines. The following modules are currently available in volume for the SX500:

•
SL24.    The SL24 module provides signal splitting functionality for up to 24 lines and enables test access for the portion of the network extending towards the voice switch or the DSL access multiplexer. This module comes in multiple variants for various international splitter standards.

•	SP50, SP55. The SP series modules perform system management and control for the SX500.

Crossworks.    CrossWorks is a suite of software products that enables service providers to automate physical management of a large volume of copper lines when using CX series systems. When the CX series systems and the SX500 systems are deployed together, CrossWorks can be used to manage both systems. CrossWorks employs a client-server architecture that offers flexible integration with existing operational support systems. Alternatively, a service provider can use CrossWorks as a standalone client-server application. With either of these approaches, CrossWorks is designed to interface with the service provider’s existing database through a standard application programming interface. These options are designed to provide the service provider with automated system capabilities while leveraging its existing operational support systems infrastructure.

Une Management Family.    Our unbundled network element management, or UNE, product family consists of the MX500 Copper CrossConnect platform and ONYX UNE™ software. The MX500 platform is placed in central offices, serving as a demarcation point between incumbent local exchange carriers and alternate providers. It offers metallic switching capabilities that are used to handle the cut-over of unbundled copper loops from one service provider to another, while maintaining consistent dial tone throughout the entire transfer process. An integrated testhead is used to provide remote service verification, corroborating the accuracy of the cut-over procedure during the allocated time window. ONYX UNE software resides in a network operations center and is used to identify, coordinate, schedule and analyze all tasks involved in the cut-over process. The ONYX software automatically schedules all work steps required for service transfer, and remotely controls the MX500 to insure that these transfers are performed accurately.

By using ONYX UNE software in conjunction with the MX500, a single network center technician can manage service transfers remotely. By eliminating the need for coordinated inside and outside central office dispatches, this improves the speed with which cut-overs are delivered and reduces the costs associated with wholesale service delivery. In addition, our UNE management solution improves the accuracy of service transfer, which helps service providers avoid labor costs and regulatory penalties that may be associated with missed delivery windows. Finally, by preserving dial tone throughout the entire transfer process, our solution helps to make the loop cut-over process seamless to end users.

Customers

For the year ended December 31, 2001, McLeodUSA, Inc. accounted for approximately 25%, Qwest Communications International Inc. accounted for approximately 15% and XO Communications accounted for approximately 13% of our revenue. The following is a representative list of our customers as of December 31, 2001: McLeodUSA, Inc., Pacific Century Cyberworks Limited, Qwest Communications International Inc. and XO Communications. We have no long-term contracts with any of our customers, and they may reduce or discontinue their purchases at any time.

Sales and Marketing

We sell and market our products through our direct sales force and through reseller arrangements.

Direct Sales.    As of December 31, 2001, our direct sales effort in North America was directed by 6 account managers. We also had 5 account managers based internationally in Australia, Brazil, Hong Kong, Singapore and the United Kingdom. Our direct sales efforts are primarily focused on incumbent local exchange carriers, international carriers who are beginning to deploy DSL, and competitive local exchange carriers that are financially stable. We also had 10 systems engineers who support our account managers and work with potential customers’ engineering and operations personnel to improve their ability to use and integrate our products.

Indirect Sales.    We have entered into worldwide, non-exclusive original equipment manufacturer agreements with each of Alcatel S.A. and Lucent Technologies. Under the terms of our agreement with Alcatel, Alcatel will market, sell and support our products in conjunction with its own suite of broadband access solutions. The Alcatel agreement expires in June 2004, may be renewed by agreement of both parties for an additional twelve-month period, and is terminable by Alcatel on a yearly basis. Under the terms of our agreement with Lucent, we have agreed to co-brand and sell our products to Lucent. The Lucent agreement expires in August 2002, may be renewed by agreement of both parties for an additional twelve-month period, and is terminable by Lucent at any time. These agreements contain no minimum purchase requirements, and products are shipped against individual purchase orders. In addition, with the reduction in demand from competitive local exchange carriers, we do not expect Lucent to be a significant source of revenue in the future. We have also entered into nonexclusive, territory-based arrangements with several international resellers. These arrangements typically have one-year renewable terms, contain no minimum purchase requirements and are terminable by either party at any time.

Our marketing organization is responsible for sales support activities, product presentations, documentation and pricing, and new product and feature definition. Our marketing organization also performs activities such as marketing communications, joint marketing with affiliates, marketing research, trademark administration and other support functions.

Customer Service and Support

We believe a high level of continuing service and support is critical to our long-term success. We offer comprehensive hardware and software maintenance and support programs for our products. The majority of our service and support activities are related to training, troubleshooting and network management. These services are provided by telephone, email, web access and directly at customer locations using personnel from our customer support group. We also offer various training courses for our direct customers and resellers.

Research and Development

We have assembled a team of highly skilled engineering professionals and operations specialists who are experienced at designing data networking equipment and network management software. Our engineering personnel have expertise in a number of fields, including digital loop carrier design, voice and data switching technology, local loop equipment design and operations support systems. During the year ended December 31, 2001, we spent $22.0 million on research and development, net of non-cash compensation expense. As of December 31, 2001, we had a total of 39 engineering and operations employees engaged in research and development.

We believe that our future success depends on our continued ability to adapt to the rapidly changing local loop market, to maintain our expertise in management of the local loop and to continue anticipating and satisfying our customers’ evolving needs. We continually review and evaluate technological and regulatory changes affecting the local exchange carrier market and seek to offer products and capabilities that solve customers’ operational challenges and improve their efficiency.

We are currently investing significant resources to develop copper local loop automation and switching products and related operational support systems interfaces and capabilities, automated testing, new modules optimized for specific applications and support for additional industry standards, including international compliance testing for our products.

Competition

The market for telecommunications equipment is highly competitive. A number of companies that have traditionally produced products for analog voice and circuit-based networks also sell products that compete with our loop management products. These companies include: Harris Corporation; Hekimian Laboratories, a division of Spirent plc; Nokia Corporation; Nortel Networks; Sunrise Telecom; Teradyne Corporation and Tollgrade Communications. Our primary competitors in the copper switching and unbundled network management market include NHC Communications, Simpler Networks and Con-X Corporation. We also compete with DSL equipment providers including Alcatel, Lucent and Nokia, who have each announced plans to incorporate competitive features and functionality into their DSL access multiplexers. To the extent we expand the capabilities of our products to incorporate functionality traditionally contained in other equipment, we may also face increased competition from other vendors.

Remaining competitive in our markets will require a continued high level of investment in research and development, marketing, and customer service. The principal competitive factors in our market include:

•	speed of new product introductions to market;

•	depth of product functionality;

•	ease of installation, integration and use;

•	system reliability and performance;

•	price and financing terms;

•	technical support and customer service;

•	size and stability of the vendor’s operations; and

•	compliance with government and industry standards.

Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter our markets, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully. The markets for high-speed telecommunications products are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, and changes in end user requirements, evolving industry standards and governmental regulations. The emerging nature of these products and services and their rapid evolution requires us to continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. Current or future competitors may foresee the course of market developments more accurately than we do and may introduce products incorporating superior or alternative technologies that could render our products obsolete.

Our CX loop management products are primarily used in DSL-based service applications. Numerous other high-speed access technologies, including cable modems, satellite technology and wireless technologies, compete with DSL-based services. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products. The properties of copper lines limit the speed and distance over which data can be transmitted. Service levels degrade as distance from the central switching station increases. Other competing technologies, such as wireless and cable, are not subject to such limitations. Our loop management products may become obsolete as a result of the development of competing technologies that are more reliable, faster and less expensive than DSL.

Manufacturing

Our manufacturing operation is entirely outsourced. We and Fine Pitch Technologies, Inc., (Fine Pitch), a

subsidiary of Solectron Corporation, are parties to a contract manufacturing agreement, under which we subcontract manufacturing of our products. Fine Pitch is the successor-in-interest to A-Plus Manufacturing, the original party to the manufacturing agreement, as a result of Solectron’s recent acquisition of C-MAC Industries Inc., the parent company of A-Plus Manufacturing. Fine Pitch, located in San Jose, California, is an established contract manufacturer with ISO 9002 and Telecordia, formerly Bellcore, certifications. These certifications relate to the manufacturer’s compliance with industry standards for quality control procedures and telecommunications products. This subcontracting arrangement includes material procurement, board level assembly, final assembly, test and shipment to our customers. We utilize automated design, manufacturing and test processes to minimize cycle times and improve product quality. We design and implement all of the tests that are required to meet internal and external quality standards, and routinely monitor product quality via on-site inspections. This arrangement provides us with the following benefits:

•	we operate without substantial space dedicated to manufacturing operations;

•	we conserve a significant portion of the working capital that would be required to fund manufacturing operations; and

•	we can more easily adjust manufacturing volumes to meet changes in demand.

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

Our contract manufacturer currently purchases key components for which there are currently no substitutes available from approximately eight suppliers. All of these components are critical to the production of our products, and competition exist with other manufacturers for these key components. While alternative suppliers may be available, we must first identify these suppliers and qualify them. Qualifying additional suppliers is time- consuming and expensive. We cannot be certain that we will be able to qualify or identify alternative suppliers in a timely fashion, or at all. In addition, our contract manufacturer may not able to obtain sufficient quantities of these components from existing or future suppliers on the same or substantially the same terms as are currently available. Consolidations involving suppliers could further reduce the number of alternatives and affect the cost of components. An increase in the cost of components could make our products less competitive and result in lower margins. Financial or other difficulties faced by these suppliers or significant changes in market demand for these components could limit the availability of these components. Any interruption or delay in the supply of any of these components, or an inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers, cause us to lose sales to existing and future customers and harm our operating results and financial condition.

In addition, lead times for some of the materials and components we use are very long and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. Our contract manufacturer also may experience shortages of components from time to time, which also could delay the manufacturing of our products. Additionally, long lead times for some materials and components have in the past, and may in the future, cause us to attempt to mitigate these lead times by purchasing inventories of some parts ourselves. Limited sources of supply of, and competition with other manufacturers for, key components may increase the price we pay to obtain these components and lower our gross margins. If we fail to carry a sufficient inventory of long lead time items, if lead times increase or if demand for our products increases unexpectedly, we may have insufficient access to components necessary to meet demand for our products on a timely basis. If demand for our products decreases unexpectedly, which we have experienced in the past and may experience in the future, we may be forced to write down the excess inventory and may also incur supply contract cancellations fees. Any write-down of inventory or incurrence of cancellation fees would lower our gross margins and adversely affect our results of operations and financial condition.

Intellectual Property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our intellectual property. We have filed eleven patent applications to date from which two patents have been issued. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our intellectual property as fully as in the United States. Other parties may independently develop competing technology. Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property, and any issued patents may be challenged by third parties. Any failure to adequately protect our intellectual property could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues.

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

We have registered Turnstone Systems, the Turnstone Systems logo, Copper CrossConnect CX100 and Smart Splitter SX500 as trademarks.

Employees

As of December 31, 2001, we had a total of 79 full-time employees based in the United States and 9 employees based in various other international jurisdictions. Of the total, 39 engineering and operations professionals were engaged in research and development, 34 were engaged in sales, marketing and customer support and 15 were engaged in administration and finance. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Risk Factors Affecting Future Results

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Turnstone and its business because such factors may have a significant impact on Turnstone’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in Turnstone’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We have lost money in the past, are currently experiencing losses and may not achieve profitability in the future, which could cause the market price of our common stock to decline further.

We have experienced losses in the past, are currently incurring net operating losses and expect to record net losses and generate negative cash flow for the foreseeable future. As of December 31, 2001, we had an accumulated deficit of approximately $63.2 million. Our stock price has declined substantially since our initial public offering in February 2000. If we do not succeed in generating significant revenue growth, we will not be able to achieve profitability and the market price of our common stock may decline further. We expect to continue to incur significant research, product development and sales and marketing expenses as we continue to

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

If we cannot overcome the challenges inherent in penetrating the incumbent local exchange carrier market, our growth will be slowed and we may not achieve profitability. Previously, our sales efforts were primarily focused on competitive local exchange carriers, which have generally experienced substantial financial problems in recent periods. We have shifted our focus to penetrating the incumbent local exchange carrier market and face a number of new challenges, including our inexperience in selling to incumbent carriers, a very long sales cycle, cutbacks in carrier capital spending, competition from established suppliers and stringent customer service and support requirements. In addition, the incumbent carriers recently have also delayed or reduced their network buildout and DSL rollout plans and may be reluctant to make additional infrastructure investments or to purchase products from a supplier with whom they have not previously worked.

If incumbent local exchange carriers decide not to automate their existing local loop management systems and processes, we will not be successful in selling our products to them.

If incumbent carriers decide not to upgrade their existing local loop management systems, we will not be successful in selling our products to them. We believe the local loop management systems and processes currently implemented by the incumbent local exchange carriers are inefficient, labor-intensive and error prone. Our products are designed to automate these systems and allow incumbent carriers to more rapidly and effectively deploy and maintain copper local loop services. Incumbent carriers may consider a number of different factors when deciding whether or not to upgrade and automate their systems, including the cost of purchasing new systems and replacing existing infrastructure, issues arising from displaced union laborers, risks associated with the installation and deployment of a new generation of products and potential disruptions in copper local loop services.

Changes to regulations affecting, or the lack of demand from competitive carriers for, unbundled network elements may significantly reduce or eliminate the need for our unbundled network element management products.

Adjustments to the Federal Communications Commission, or FCC, regulations regarding unbundled network elements, new FCC regulations or regulations set forth by other regulatory bodies or new congressional legislation may reduce or eliminate the demand for our unbundled network element management products. In December 2001, the Federal Communications Commission, or FCC, initiated a review of federal policies on unbundled network elements and a review of the regulatory requirements applicable to the provisioning of high-speed services by incumbent local exchange carriers. If the FCC should decide that incumbent carriers are no longer required to lease unbundled lines to competitive carriers, our element management products would be made obsolete.

Demand for our element management products may also be reduced or eliminated if competitive carriers fail to order unbundled lines in large volumes from incumbent carriers. Competitive carriers have experienced financial difficulties and have either reduced or delayed the buildout of their networks. If as a result they stop or delay their orders for unbundled lines, the incumbent carriers would have no incentive to purchase and install our element management products.

Our limited operating history and the limited visibility we are experiencing with our target customers make forecasting difficult, and if our operating results are below expectations, the price of our common stock could decline further.

As a result of our limited operating history and the limited visibility we are experiencing with our target customers, it is difficult to forecast accurately our revenues and operating expenses. Specifically, we began operations in January 1998, began shipping the CX100 in the first quarter of 1999 and introduced the SX500 in November 2000, the CX40 in June 2001 and the MX500 in November 2001. The revenue and income potential of our newer products is unproven and the market that we are addressing is rapidly evolving. Prior to the fourth quarter of 2001 we derived substantially all of our revenues from new and emerging competitive local exchange carriers. Substantially all of these competitive carriers have experienced financial difficulties and have either reduced or discontinued their purchases of our products. Our target incumbent carrier customers have recently announced cutbacks in capital spending, and we have limited visibility as to if or when they may purchase our products. Even if a target incumbent carrier customer decides to purchase our products, it may deploy our products more slowly than we or our investors or market analysts expect. As a result of these various factors, our operating results have declined in the past and may fall below our expectations and the expectations of investors and market analysts in the future, and the price of our common stock could decline further.

If DSL technology fails to gain widespread market acceptance, the demand for our products may decrease.

If DSL technology fails to gain widespread market acceptance, our revenues and results of operations will be harmed. Our CX loop management products are primarily used by local exchange carriers who offer DSL- based services. Our future success is dependent upon whether DSL technology gains widespread market acceptance by local exchange carriers, of which there is a limited number, and by end users of their services. Local exchange carriers are continuously evaluating alternative high-speed data access technologies and may at any time adopt technologies other than DSL. Numerous other high-speed access technologies, including cable modems, wireless technologies and satellite technologies compete with DSL-based services. Cable modem service can theoretically provide faster download speeds than DSL. Both satellite and wireless services receive information using radio frequencies at speeds close or comparable to DSL transmission speeds. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products.

Our future growth depends upon our ability to timely design, build and market our next-generation copper loop automation and management products.

If we fail to timely design, build and market our next-generation copper loop automation and management products, we will not be able to grow our business. We have in the past devoted, and expect to continue to devote substantial research and development resources toward designing and building our next-generation products. Our product designs incorporate new and untested technologies currently under development, and we cannot assure you that we will be successful in perfecting these new technologies. Furthermore, even if we are able to perfect these new technologies, incorporating them into our new products may be cost prohibitive. If we experience delay with the introduction of our next-generation products as a result of technology challenges, cost or otherwise, our revenues may not be sufficient to offset the increased development expense and our earnings would suffer.

We offer a small number of products, and if they fail to achieve market acceptance, we will not be able to increase our revenues in the near future.

Our future growth and a significant portion of our future revenue depend on the success of our CX40, CX100, SX500 AND MX500 platforms, which are the only four hardware products that we currently offer in volume. Accordingly, failure of these or future products to maintain meaningful levels of market acceptance and customer satisfaction would limit our sales and our revenue growth. Many potential customers who have evaluated our products have not yet deployed them in production network environments and may choose not to deploy them or any of our future products. Other potential customers may have already deployed another technology and may therefore be unwilling to purchase our products.

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

The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one or more of our major customers or a reduction or delay in purchases of our products from any one or more of these customers may cause our revenues to decline and could cause our stock price to decline if our revenues are below our expectations or analysts’ expectations. Revenues from significant customers as a percentage of our total revenues for the fiscal years ended December 31, 2001 and 2000 were as follows:

	2001	2000
McLeodUSA	25%	Less than 10%
Qwest Communications	15%	Less than 10%
XO Communications	13%	Less than 10%
Lucent Technologies	Less than 10%	19%

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

Some of our customers are significantly larger than we are and therefore have significant bargaining power to demand low prices and other terms and conditions that may negatively affect our business and results of operations.

The long sales cycle for our products may cause our revenues and operating results to vary significantly from quarter to quarter.

Because the sales cycle for our products is long, our revenues in a given quarter may not meet market expectations if we experience delays in or cancellations of customer orders. In addition, we may have incurred substantial sales and marketing expenses during a quarter, without realizing offsetting revenues. As a result, delays resulting from our lengthy sales cycle could reduce our revenues and decrease our profits, or result in a loss. Specifically, our customers’ network planning and purchase decisions normally involve a significant commitment of resources and a lengthy evaluation and product qualification process. The decision to purchase our products is made as part of this network planning process, and our sales cycle can be as long as one year or more. Throughout the sales cycle, we often spend considerable time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase our products, our customers may delay or cancel the deployment of our products. Timing of deployment is unpredictable, can vary widely and depends on a number of factors, many of which are beyond our control, including:

•	customers’ current financial condition and budget constraints;

•	customers’ current network deployment procedures;

•	demand for our customers’ products and services;

•	customers’ level of expertise;

•	status and performance of customers’ other network equipment;

•	degree of software development and integration necessary for customers to deploy our products;

•	turnover in customers’ personnel with whom we have established relationships;

•	customers’ financial and administrative resources; and

•	the effects of the September 11, 2001 terrorist attacks in the U.S. on our customers’ purchasing patterns and network deployment plans.

Intense competition in our industry could result in our losing customers or being unable to attract new customers. as a result, we may not be able to achieve profitability.

The market for telecommunications equipment is highly competitive. If we are unable to compete effectively, we may not be able to achieve profitability. A number of companies produce products that compete with our loop management products, including Harris Corporation; Hekimian Laboratories, a division of Spirent plc; Nokia Corporation; Nortel Networks; Sunrise Telecom; Teradyne Corporation and Tollgrade Communications. Our primary competitors in the copper switching and unbundled network management market include NHC Communications, Simpler Networks and Con-X Corporation. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter the market, thereby further intensifying competition.

We also compete with DSL equipment providers, including Alcatel, Lucent and Nokia, which have each announced plans to incorporate competitive features and functionality into their DSL access multiplexers. A DSL access multiplexer is a network device, usually located at a telephone company’s central office, that receives signals from multiple DSL connections and puts the signal on a larger, high-speed transmission line. Lucent has introduced a DSL access multiplexer that includes some of the same features and functions as our CX100 product. If our current and potential customers choose to deploy DSL access multiplexers that include features and functions that are competitive with those provided by our products, or delay purchases of our products to evaluate these DSL access multiplexers, our business could be materially impacted. To the extent we expand the capabilities of our products to incorporate functionality traditionally contained in other equipment, we may also face increased competition from other vendors.

Our operating results may fluctuate due to seasonal buying patterns of our target incumbent carrier customers.

We believe that as a general industry trend, capital spending for telecommunications equipment by the incumbent carriers tends to be higher in the fourth calendar quarter on a relative basis. Recently, however, their ordering patterns have been affected by a number of other business factors, including capital availability, inventory levels, DSL adoption rates and competition, which we believe have caused them to substantially alter their expected seasonal buying patterns. Therefore, we cannot be certain that any seasonal trend will continue or that additional patterns of seasonality will not occur either domestically or in international markets. The volatility associated with the seasonal buying patterns of our target incumbent carrier customers or any other reductions in capital expenditures by them could adversely affect our expected revenue or operating results in any given future quarter, and cause the price of our common stock to fall.

We expect average selling prices and gross margins of our products to decrease, and we may not be successful in reducing our costs or redesigning our products to remain competitive.

The market for telecommunications equipment is characterized by declining prices due to increased competition, new products and increasing unit volumes. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs, our gross margins will decline rapidly. We may not be successful in redesigning our products or achieving cost reductions in a timely manner, particularly as we introduce new products. In addition, redesigns may not provide sufficient cost reductions to allow us to remain competitive.

Our customers have made and may continue to make available for sale large quantities of our products in the public marketplace at discounted prices, which could result in lost sales and lower gross margins for us.

To date, a number of our customers have decided to scale back or discontinue their network buildouts or have filed for bankruptcy. As a result, these customers have made and may continue to make available for sale large quantities of our products in the public marketplace, often at substantially discounted prices. Some of our bankrupt customers have sold substantially all of their assets, including our products, to third party purchasers. If our prospective customers choose to purchase our products other than directly from us or from our authorized resellers, our sales could decline. In addition, we may experience pricing pressures as a result of the excess supply of our products in the marketplace, which could force us to lower our average selling prices and reduce our gross margins.

We could incur substantial costs and our management’s attention and resources could be diverted as a result of the outstanding securities class actions and shareholder derivative litigation against us.

We dispute, but cannot assure you that we will be successful in our defense of, the outstanding shareholder lawsuits against us. If we are unsuccessful, these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against these claims, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the results and profitability of our business.

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against us and certain of our current and former officers and directors in the United States District Court for the Northern District of California alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The case, which also names as defendants the underwriters of the Company’s September 21, 2000 secondary offering of common stock, is encaptioned Louisiana School Employees’ Retirement System v. Turnstone Systems, Inc. et al. (formerly CV-01-1256 JL). The complaint alleges that the defendants issued false and misleading statements in our prospectus issued in connection with our secondary offering. At or about the same time, four other purported class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Northern District of California, encaptioned as follows: Huang v. Turnstone Systems, Inc., et al. (formerly C-01-1342-CW) (filing date 4/04/01); Riskin v. Turnstone Systems, Inc., et al. (formerly C-01-1355-CW) (filing date 4/05/01); Bojsza v. Turnstone Systems, Inc., et al. (formerly C-01-1411-CW) (filing date 4/10/01); and Greenberg, et al. v. Turnstone Systems, Inc. et al. (formerly C-01-1454-CW) (filing date 4/12/01). These latter complaints allege that the defendants made false or misleading statements during the class period of June 5, 2000 through January 2, 2001, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. No consolidated amended complaint has been filed.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in state court in California, County of Santa Clara, alleging claims against us, a nominal defendant in the action, and certain of our officers and directors. The lawsuit is encaptioned Okino v. Tinsley, et al., Case No. CV 798814. The complaint alleges that the individual defendants caused us harm by either making or permitting the corporation to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. It asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement.

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. No amended complaint has been filed.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b) of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. To date, there has been no lead plaintiff appointed to prosecute the action.

Some key components in our products come from sole or limited sources of supply, which exposes us to potential supply interruptions that could prevent or delay the manufacture and sale of our products and could reduce gross margins of our products.

A number of key components used in the manufacture of our products are from sole or limited sources of supply for which alternative sources are not currently qualified and may not be available. In most cases we and our contract manufacturer have no guaranteed supply arrangement with these suppliers, and we or our contract manufacturer may fail to obtain these supplies in a timely or cost-effective manner. Financial or other difficulties faced by these suppliers or significant changes in market demand for, or supply of, these components could limit the availability to us of these components. We have experienced supply delays in the past and may experience delays in the future. Such delays could:

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

Our contract manufacturer currently purchases key components from approximately eight suppliers for which no substitutes presently exist. All of these components are critical to the production of our products, and competition exists with other manufacturers for these key components. We might not be able to qualify or identify alternative suppliers in a timely fashion, or at all. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of components. An increase in the cost of components could make our products less competitive and result in lower margins.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs and accumulate excess inventory or experience manufacturing delays and a shortage of inventory.

We have a supply contract with Fine Pitch, a subsidiary of Solectron Corporation, to build our products. Fine Pitch is the successor-in-interest to A-Plus Manufacturing, the original party to the manufacturing agreement, as a result of Solectron’s recent acquisition of C-MAC Industries Inc., the parent company of A-Plus Manufacturing. We provide product demand forecasts to Fine Pitch no less than six months prior to scheduled delivery of products to our customers. If we overestimate our requirements or if our customers cancel or delay their orders on short notice, Fine Pitch may have excess inventory, which we have had to and could continue to be obligated to purchase. If we underestimate our requirements, Fine Pitch may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues, or add additional costs to our products to expedite delivery of certain long lead time components.

In addition, lead times for some of the materials and components used in our products are very long and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail or Fine Pitch fails to carry a sufficient inventory of long lead time items, if lead times increase or if demand for our products increases unexpectedly, we may have insufficient access to components necessary to meet demand for our products on a timely basis. Long lead times for some materials and components have in the past, and may in the future, cause us to purchase inventories of, or enter into supply contracts for, some parts ourselves. This may increase our costs and the risks of the parts’ obsolescence, excess inventory, and incurring supply contract cancellation fees if we overestimate our component requirements.

If we fail to meet our sales forecasts for the foreseeable future, we may have to record additional charges to further write down our inventory balances.

Recently, we experienced excess inventory and incurred purchase commitments as a result of customer order cancellations, reductions and delays. As a result, during 2001 we recorded charges to write down our excess inventory and to accrue for our estimated purchase commitments. These charges reflect the impairment to the value of our finished goods and raw materials inventories that were in excess of our sales forecast in the foreseeable future. If our customers continue to cancel, reduce or delay their orders or we fail to attract new customers, we may in the future have to record additional charges to further write down our inventory balances.

We depend on a single contract manufacturer that has no obligation to provide us with fixed pricing or quantities. if we are unable to obtain sufficient products from our contract manufacturer on economical terms, we may not be able to timely fill customer orders.

If for any reason Fine Pitch, our only contract manufacturer, is unable to provide us with adequate supplies of high-quality products, or terminates its relationship with us, we may be unable to fulfill customer orders on a timely basis, which may delay the deployment schedules of our customers and strain our relationships with them. Because we currently do not have a long-term supply contract with Fine Pitch, it is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. Our current supply contract with Fine Pitch can be terminated by either party with 120 days notice for any reason. If the contract is terminated, we would be required to purchase any excess inventory held by Fine Pitch, it would no longer be obligated to manufacture products for us and our ability to supply products to our customers could be materially impaired. We may be unable to develop alternative manufacturing arrangements on a timely basis, or at all. In addition, Fine Pitch may not meet our future requirements for product quality or timely delivery.

If we fail to enhance existing products or develop and sell new products that meet customer requirements, our sales may suffer.

Our failure to develop products or offer services that satisfy customer requirements could reduce our sales and harm our operating results. Many of our current and potential customers may require product features that our products do not have. In addition, some potential customers have sought to use our products for functions we have not anticipated, and we have been required to determine whether the requested functionality could be integrated into our product. The inability to integrate the requested functionality into our existing products could result in the loss of sales to such potential customers. In addition, to the extent we are required to add features to our products in order to achieve a sale, our sales cycle will lengthen, and we will incur increased development costs for our products. To increase our sales, we must effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands.

If we do not manage new product introductions effectively, we could experience cancelled orders r product return requests or be required to purchase obsolete inventory from our contract manufacturer.

The introduction of new or enhanced products requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage a product transition may cause material delays in the deployment of copper local loop services by our customers, which could cause our customers to defer or cancel orders or request returns or exchanges of our older products. In addition, the development of new or enhanced products could cause inventory held by our contract manufacturer, Fine Pitch, to become obsolete. In that event, we could be obligated to purchase that inventory from Fine Pitch.

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

Our products are designed for large and complex networks and have only been deployed on a limited basis. Consequently, our customers may discover errors or defects in our hardware or software only after it has been fully deployed and operated as part of their infrastructure in connection with products from other vendors, especially DSL access multiplexers and DSL modems.

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

Our growth will largely be dependent upon relationships with third parties who market and sell our products. In particular, we have entered into an original equipment manufacturer agreement with Alcatel. Under the terms of the agreement, Alcatel will market, sell and support our products in conjunction with its own suite of broadband access solutions. Our agreement with Alcatel does not require them to sell specified volumes of our products or exclusively sell our loop management products. Alcatel may choose to sell other competing products instead of our products. If Alcatel fails to successfully market and sell our products or breaches or terminates its agreement with us, our business could be harmed.

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

If we fail to adequately protect our intellectual property, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed eleven patent applications to date from which two patents have been issued. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. We attempt to protect our intellectual property by limiting access to the distribution of our software, documentation and other proprietary information and by relying on a combination of copyright, patent, trademark, trade secret and other intellectual property laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. These steps may fail to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our intellectual property as fully as in the United States.

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

Control by our existing stockholders may limit your ability to influence matters requiring stockholder approval and could delay or prevent a change tn control, which could prevent you from realizing a premium in the market price of our common stock.

The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of December 31, 2001, our executive officers, directors and principal stockholders and their affiliates owned 31,844,665 shares or approximately 48.8% of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We expect to experience volatility in our stock price, which could negatively affect your investment.

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

We rely on a continuous power supply to conduct our operations, and a california energy crisis could disrupt our operations and increase our expenses.

California has in the recent past experienced, and could in the future experience, an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Blackouts may also impair the operations of Fine Pitch, upon whom we depend for all our manufacturing needs. Any such interruption in our ability to continue our operations could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, wholesale prices have increased, particularly during the recent energy crisis. If wholesale prices continue to increase, our operating expenses will likely increase, as substantially all of our facilities are located in California.

The loss of fine pitch, our sole manufacturer, due to interruption in california’s electric power supply, would negatively impact our ability to manufacture and sell our products.

We rely on Fine Pitch as our sole contract manufacturer. The locations of Fine Pitch that are responsible for manufacture of our products are exclusively in Northern California. California has in the recent past experienced, and may in the future experience, a shortage of electric power supply that results in intermittent loss of power in the form of rolling blackouts. While Fine Pitch has not experienced any power failures to date that have prevented its ability to manufacture our products, the continuance of blackouts may affect Fine Pitch’s ability to manufacture our products, meet our requirements for product quality and meet scheduled delivery needs.

Furthermore, because we currently do not have a long-term supply contract with Fine Pitch, it is not obligated to supply products to us for any specific period, in any specific quantity or at any certain price, except as may be specified in a particular purchase order. If wholesale prices for electricity continue to increase, Fine Pitch may increase the prices they charge us for manufacturing our products. An increase in the cost of our products could make our products less competitive and result in lower margins.

Item 2.     Properties

Our principal administrative, sales, marketing and research and development facility occupies approximately 62,500 square feet in Santa Clara, California under a lease that expires in June 2010. We are actively seeking to sublease approximately 19,000 square feet of this facility at prevailing market rates. We also have a lease, expiring in January 2003, for approximately 9,400 square feet of space in Mountain View, California, which we are currently subleasing to a third party. We have sales offices and employees throughout the United States and internationally, including regional sales offices and/or employees in ten states and international sales offices in Australia, Brazil, Hong Kong, Singapore and the United Kingdom.

The commercial real estate market in the San Francisco Bay area is volatile and unpredictable in terms of location, availability and rental rates. We cannot assure you that additional space will be available or affordable if we require it, nor can we assure you that we will be able to sublease our excess space at market rates or at all.

Item 3.     Legal Proceedings

We dispute, but cannot assure you that we will be successful in our defense of, the outstanding shareholder lawsuits against us. If we are unsuccessful, these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against these claims, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the results and profitability of our business.

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against us and certain of our current and former officers and directors in the United States District Court for the Northern District of California alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The case, which also names as defendants the underwriters of the Company’s September 21, 2000 secondary offering of common stock, is encaptioned Louisiana School Employees’ Retirement System v. Turnstone Systems, Inc. et al. (formerly CV-01-1256 JL). The complaint alleges that the defendants issued false and misleading statements in our prospectus issued in connection with our secondary offering. At or about the same time, four other purported class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Northern District of California, encaptioned as follows: Huang v. Turnstone Systems, Inc., et al. (formerly C-01-1342-CW) (filing date 4/04/01); Riskin v. Turnstone Systems, Inc., et al. (formerly C-01-1355-CW) (filing date 4/05/01); Bojsza v. Turnstone Systems, Inc., et al. (formerly C-01-1411-CW) (filing date 4/10/01); and Greenberg, et al. v. Turnstone Systems, Inc. et al. (formerly C-01-1454-CW) (filing date 4/12/01). These latter complaints allege that the defendants made false or misleading statements during the class period of June 5, 2000 through January 2, 2001, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. No consolidated amended complaint has been filed.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in state court in California, County of Santa Clara, alleging claims against us, a nominal defendant in the action, and certain of our officers and directors. The lawsuit is encaptioned Okino v. Tinsley, et al., Case No. CV 798814. The complaint alleges that the individual defendants caused us harm by either making or permitting the corporation to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. It asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement.

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. No amended complaint has been filed.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b) of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. To date, there has been no lead plaintiff appointed to prosecute the action.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.     Executive Officers of the Registrant

Our executive officers and their ages, as of December 31, 2001, are as follows:

Name	Age	Position(s)
Richard N. Tinsley	37	President,Chief Executive Officer and Director
P. Kingston Duffie	41	Chief Technology Officer and Director
Eric S. Yeaman	31	Chief Financial Officer
Eric J. Andrews	36	Vice President, Marketing
Gary D. Corbin	53	Chief Information Officer and Vice President, Customer Service
Carl Hubbard	33	Vice President, Engineering
Albert Y. Liu	29	General Counsel and Director of Human Resources
Shames S. Panahi	43	Vice President, Operations

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

P. Kingston Duffie cofounded Turnstone Systems in January 1998 and has served as Chief Technology Officer and as a director since that time. From January 1998 to April 1999, he also served as Vice President, Engineering. From August 1997 to January 1998, Mr. Duffie was a consultant to Institutional Venture Partners and Matrix Partners. From May 1997 to July 1997, Mr. Duffie was Assistant Vice President, Engineering, Data Communications division, for Ascend Communications, a developer and manufacturer of wide area networking equipment. From March 1993 until April 1997, Mr. Duffie was Chief Technology Officer at Whitetree, Inc., a developer and manufacturer of high-speed switching products, which was acquired by Ascend Communications in April 1997. From April 1994 until August 1996, he also served as Vice President, Engineering of Whitetree. Mr. Duffie holds an M.S. in electrical engineering from McGill University in Montreal and a B.Sc. (Eng.) in engineering physics from Queen’s University in Kingston, Ontario.

Eric S. Yeaman joined Turnstone Systems in January 2000 and has served as Chief Financial Officer since November 2001. From January 2000 to November 2001, he served as Controller. From December 1997 to January 2000, Mr. Yeaman served as Controller of Atmosphere Networks, Inc., an optical networking equipment manufacturer. From May 1997 to November 1997, Mr. Yeaman served as Controller of Golfweb, an Internet-based provider of golf-related merchandise. From October 1995 to April 1997, Mr. Yeaman served as accounting manager for Whitetree. Mr. Yeaman holds a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo.

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

Gary D. Corbin joined Turnstone Systems in January 2000 and has served as Chief Information Officer since that time. He has also served as Vice President, Customer Service since August 2001. From October 1997 to January 2000, he was Director of Information Technology for Omnicell Technologies, a provider of supply and pharmaceutical point-of-use systems to hospitals and clinics. From January 1997 to August 1997, he served as Director of Business Applications for Remedy Corporation, a software company. From May 1995 to December 1997, Mr. Corbin served as Director of Business Applications for Acuson Corporation, a maker of medical ultrasound devices. Mr. Corbin holds a B.S. in Industrial Technology from San Jose State University.

Carl Hubbard joined Turnstone Systems in October 1999 and has served as Vice President, Engineering since September 2001. From October 1999 to September 2001, he held various management positions in the engineering organization, most recently as Director of Hardware Engineering. From November 1996 to October 1999, Mr. Hubbard served as Manager of the Power Engineering Group at Newbridge Networks. Mr. Hubbard holds a B.S. in Electrical Engineering from Queen’s University in Kingston, Ontario.

Albert Y. Liu joined Turnstone Systems in May 2000 and has served as General Counsel since that time. He has also served as Director of Human Resources since September 2001. From October 1997 to May 2000, Mr. Liu practiced corporate and securities law at Sullivan & Cromwell, a leading U.S. law firm. Mr. Liu holds a J.D. from The University of California, Hastings College of the Law, and an A.B. in Political Science and a B.S. in Computer Science from Stanford University.

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

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol “TSTN” since February 1, 2000. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded in the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At February 28, 2002, there were approximately 345 stockholders of record and the price per share of our common stock was $4.56.

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Price range per share:
High	$9.38	$7.83	$6.16	$3.97
Low	$5.56	$4.44	$2.47	$1.92

	Three Months Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Price range per share:
High	$95.25	$94.59	$107.00	$50.13
Low	$47.75	$23.00	$44.50	$5.13

The above information has been restated to reflect the two-for-one stock split, effected in the form of a stock dividend on August 23, 2000 to each of our stockholders of record as of August 9, 2000.

Item 6.     Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2001, 2000, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2001, 2000, 1999 and 1998 are derived from our audited consolidated financial statements.

	Years Ended December 31,			Period from January 2, 1998 (inception) to December 31, 1998
	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$13,431	$149,365	$27,196	$—
Cost of revenues:
Cost of product and service revenue	7,202	61,058	12,359	—
Write-down of inventory	35,019	4,098	—	—
Provision for purchase commitments	2,666	7,300	—	—

Total cost of revenues	44,887	72,456	12,359	—
Gross profit (loss)	(31,456)	76,909	14,837	—
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $1,879, $3,766, $1,639 and $9 for 2001, 2000, 1999 and 1998, respectively)	21,991	18,729	5,731	3,462
Sales and marketing (exclusive of non-cash compensation expense of $938, $1,885, $846 and $17 for 2001, 2000, 1999 and 1998, respectively)	15,565	13,268	3,912	737
General and administrative (exclusive of non-cash compensation expense of $1,107, $1,366, $1,099 and $3 for 2001, 2000, 1999 and 1998, respectively)	4,313	6,894	1,559	713
Amortization and write-off of goodwill and intangible assets	8,308	635	—	—
Amortization of deferred stock compensation	3,924	7,017	3,584	29
Provision for loss on operating lease	2,702	—	—	—

Total operating expenses	56,803	46,543	14,786	4,941
Operating income (loss)	(88,259)	30,366	51	(4,941)
Interest income, expense, and other, net	11,365	7,960	180	193

Income (loss) before income tax expense	(76,894)	38,326	231	(4,748)
Income tax expense	3,667	15,964	463	1

Net income (loss)	$(80,561)	$22,362	$(232)	$(4,749)
Basic net earnings (loss) per share of common stock(1)	$(1.29)	$0.45	$(0.03)	$(1.99)
Diluted net earnings (loss) per share of common stock(1)	$(1.29)	$0.34	$(0.03)	$(1.99)
Weighted-average shares of common stock outstanding used in computing basic net earnings (loss) per share of common stock(1)	62,255	49,964	8,474	2,390

Weighted-average shares of common stock outstanding used in computing diluted net earnings (loss) per share of common stock(1)	62,255	66,069	8,474	2,390

	December 31,
	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$208,121	$265,009	$8,063	$1,338
Working capital	211,172	283,182	10,969	960
Total assets	249,805	345,997	19,257	1,970
Long-term obligations under capital leases, net of current portion	—	41	260	270
Total stockholders’ equity	$242,821	$320,627	$11,891	$1,226

(1)
See Note 2 of our Notes to Consolidated Financial Statements for information concerning the shares used to compute net earnings (loss) per share of common stock. All share and per share data have been adjusted to give effect to our two-for-one stock split to holders of record on August 9, 2000.

Item 7.     Management’s Discussion and Analysis of Financial Condition, and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Turnstone Systems, Inc. should be read in conjunction with “Selected Consolidated Financial Data” and Turnstone’s consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Business—Risk Factors Affecting Future Results” and elsewhere in this report.

Overview

We design, engineer, market and support hardware and software products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. Our CX loop management systems are deployed in central offices and remote terminals to assist with copper loop installation, qualification, service verification and maintenance. Our SX Smart Splitter™ platform combines signal splitting capabilities with test access to assist in the delivery of asynchronous DSL, or ADSL, services. Our MX Copper CrossConnect® solution is used to provide remote switching and service verification capabilities to facilitate the management of unbundled local loops. Finally, our CrossWorks™ and ONYX™ software suites enable service providers to remotely control our network equipment and seamlessly integrate loop management functions into their back-office operations support systems.

Prior to the fourth quarter of 2001, we derived substantially all of our revenues from sales of our CX100 product and, to a lesser extent, from our maintenance programs. Revenues from our CrossWorks software have not been significant. During the fourth quarter of 2001, we recognized revenue from our SX500 product for the first time and, although not significant, from our CX40 product. Our success will depend on our ability to penetrate the incumbent local exchange carrier market and our ability to develop and sell additional products.

We recognize revenue from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is reasonably assured. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. Our policy generally does not allow for product returns. We maintain a reserve for estimated potential returns based on our historical minimal level of returns. Revenue from services and support provided under our maintenance programs is deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. We provide twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program are estimated and accrued for at the time of product shipment. Revenue from consulting and training is deferred based on the fair value of the services, and recognized when such services are completed.

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

Prior to the fourth quarter of 2001, substantially all of our revenues were derived from new and emerging competitive local exchange carriers (CLECS). These CLECs have had difficulty continuing to finance their businesses. As a result, substantially all of the CLECs have either reduced or ceased their network buildouts or have filed for bankruptcy. These factors have had an adverse effect on the demand for our products and the results of our operations. We expect that demand for our products will continue to deteriorate unless the CLECs can obtain additional financing or until we are successful in selling our products to incumbent local exchange carriers.

We currently use Fine Pitch, a contract manufacturer and a subsidiary of Solectron Corporation, to manufacture all of our products. Fine Pitch is the successor-in-interest to A-Plus Manufacturing, the original party to the manufacturing agreement, as a result of Solectron’s recent acquisition of C-MAC Industries Inc., the parent company of A-Plus Manufacturing. This subcontracting arrangement includes material procurement, board level assembly, final assembly, testing and shipment to our customers. If for any reason our contract with Fine Pitch was terminated, we would be required to purchase any excess inventory held by it and we would have to qualify another contract manufacturer for our products. We provide product forecasts to Fine Pitch up to six months prior to expected delivery of products to our customers. If we overestimate our requirements, or alter our requirements to Fine Pitch, we may be obligated to purchase excess component and finished goods inventory. In addition, the development of new or enhanced products could cause inventory held by Fine Pitch to become obsolete. In that event, we would also be obligated to purchase that inventory from Fine Pitch. We use a combination of standard parts and components that are generally available from more than one vendor, and certain key components that are purchased from sole or limited source vendors for which alternative sources are not currently available. In addition, lead times for some of the materials and components we use are very long. Long lead times and component shortages have in the past caused, and may in the future cause, us to purchase inventories of some parts ourselves, in addition to any purchases by Fine Pitch, ahead of demand. Limited sources or supply of, and competition with other manufacturers for, key components have also caused and may in the future cause us to purchase certain components at increased prices.

If we purchase or commit to purchase components or estimate product demand in excess of actual demand in future periods, we may have to write down the excess inventory and may also incur supply contract cancellation fees. Any write-down of inventory or incurrence of cancellation fees would lower our gross margins and adversely affect our results of operations and financial condition. As of December 31, 2001, our inventory purchase commitments were minimal.

The market for telecommunications equipment is highly competitive. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs, our gross margins will decline further.

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

In September 2001, we announced a restructuring program in an effort to better align our business operations with the current industry market conditions and the Company’s strategic objectives. The restructuring program included a reduction in force of approximately 70 regular employees, which included reductions in all areas of the U.S. workforce, discontinuation of our operations in New Zealand and a reduction of our presence in Europe. These actions resulted in restructuring charges recorded to operating expenses during the third quarter of 2001 totaling $11.1 million, comprised of severance and related costs of $742,000, lease termination costs of $147,000, charges of $7.5 million to write off goodwill and intangible assets related to the New Zealand subsidiary, and a provision for loss on an operating lease in the U.S. of $2.7 million. Additionally, a restructuring charge of $241,000 was recorded to interest income, expense, and other, net related to the impairment of property and equipment. General and administrative, sales and marketing and research and development expenses are expected to be lower in future periods reflecting the full period effect of the reduction in personnel.

In connection with the granting of stock options and restricted stock purchase awards to our employees, we have recorded deferred stock compensation totaling approximately $17.0 million from inception through December 31, 2001, net of cancellations. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date these stock options were granted, adjusted for cancellations of stock options. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases, generally either four years or eighteen months. For awards with vesting periods of four years, the service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28). The result of this accounting treatment is that approximately 52% of the unearned deferred stock compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. For service awards with vesting periods of eighteen months, the service periods over which deferred stock compensation is amortized is determined separately for each 16.7% portion of the total award, in accordance with FIN No. 28. The result of this accounting treatment is that approximately 41% of the unearned deferred stock compensation will be amortized in the first quarter, 24% in the second quarter, 16% in the third quarter, 10% in the fourth quarter, 6% in the fifth quarter, and 3% in the sixth quarter following the date of the grant. We recorded $1.1 million of related deferred stock compensation amortization expense during the three months ended December 31, 2001 and $3.9 million of such expense during the year ended December 31, 2001. As of December 31, 2001, we had an aggregate of $2.5 million of related deferred stock compensation to be amortized. The amortization of this amount will result in additional charges to operations through 2004. The amortization of deferred stock compensation is presented as a separate component of operating expenses in our statements of operations.

Stock Split

In July 2000, our Board of Directors approved a two-for-one stock split of our common stock, effected in the form of a stock dividend on August 23, 2000 by distribution to each stockholder of record as of August 9, 2000 of one share of common stock for each share of common stock held.

Critical Accounting Policies

Management considers certain of our accounting policies as critical because they are significant in the portrayal of the company’s financial condition and results or if their application requires significant reliance on management’s judgment. Critical accounting policies and judgments include revenue recognition, allowance for doubtful accounts receivable, inventory valuation, deferred tax asset valuation allowance, impairment assessments for goodwill and other intangible assets and provision for loss on operating lease. Our revenue recognition policy is discussed above in the “Overview” section. Each of the other critical accounting policies is discussed below.

Accounts receivable are recorded net of allowance for doubtful accounts totaling $1.0 million and $3.1 million as of December 31, 2001 and 2000, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. Using these criteria, we establish an allowance for specific invoices deemed uncollectible. In addition, we maintain a minimal general reserve for invoices not specifically reserved. The allowance for doubtful accounts represents management’s best current estimate of the portion of all outstanding invoices deemed uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, increasing our operating expenses. Additionally, we may in some cases receive payment for an invoice for which an allowance had previously been established, resulting in a reduction of our operating expenses.

Inventory is stated at the lower of cost or market. If we determine that the utility of our inventory has been impaired, we reflect this impairment by recording a charge to cost of revenues in the current period. We recorded $37.7 million and $11.4 million to cost of revenues for the years ended December 31, 2001 and 2000, respectively. These charges reflect the impairment to the value of our finished goods and raw material inventories, including a provision for purchase commitments that were in excess of our requirements in the foreseeable future. Such determinations require the use of management’s judgment to estimate future demand and the recoverable cost for inventories in excess of foreseeable demand. If actual future demand is below management’s estimates, additional charges to cost of revenues may be required in future periods, negatively impacting gross margins. Conversely, if actual demand exceeds management’s estimates, the utility of the inventory may exceed stated value, positively impacting gross margins.

We have recorded a deferred tax asset valuation allowance of $33.8 million and $1.2 million as of December 31, 2001 and 2000, respectively, for the portion of the deferred tax asset that more likely than not will not be realized. Management reviews the adequacy and need for the deferred tax asset valuation allowance on a quarterly basis, based on current and estimated future financial information. The allowance represents management’s best current estimate, but if demand from our customers or the current market conditions were to improve such that we are profitable, the valuation allowance may be reduced or may not be required.

Net goodwill and other intangible assets resulting from our acquisition of Paragon Solutions Limited in August 2000 totaled $5.8 million as of December 31, 2000. We paid the second installment of the purchase price upon the first anniversary of the acquisition in August 2001, which increased our intangible assets by $2.5 million. In September 2001, as part of a corporate restructuring, we discontinued operations of the New Zealand subsidiary and recorded a charge of $7.5 million to write off the remaining carrying value of goodwill and purchased intangible assets. Management evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. If a review demonstrates that the book value of a long-lived asset is not recoverable, an impairment provision may be required. There is currently no goodwill or other intangible assets recorded as of December 31, 2001.

During fiscal 2001, we recorded a $2.7 million provision for estimated losses on an operating lease. The provision relates to the portion of our leased headquarters facility that we intend to sublease at prevailing market rates, which are less than the rates that we are obligated to pay under our contractual lease commitment. The decision to sublease a portion of our facilities was made as a result of reductions in operations and workforce during 2001, which has resulted in excess facilities. Management evaluates facilities requirements on an ongoing basis. The provision for loss on operating lease was determined based on management’s best estimate of future facilities requirements and current market conditions. If business conditions and the real estate market were to deteriorate such that we are unable to sublease the unused portion of our headquarters facility as estimated, additional provisions may be required.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of net revenues for the periods indicated. The data has been derived from the consolidated financial statements contained in this report. This information should be read in conjunction with these consolidated financial statements.

	Years Ended December 31,
	2001	2000
Net revenues	100.0%	100.0%
Cost of revenues:
Cost of product and service revenue	53.6	40.9
Write-down of inventory	260.7	2.7
Provision for purchase commitments	19.9	4.9

Total cost of revenues	334.2	48.5
Gross profit (loss)	(234.2)	51.5
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $1,879 and $1,639 for 2001 and 2000, respectively)	163.7	12.5
Sales and marketing (exclusive of non-cash compensation expense of $938 and $1,885 for 2001 and 2000, respectively)	115.9	8.9
General and administrative (exclusive of non-cash compensation expense of $1,107 and $1,366 for 2001 and 2000, respectively)	32.1	4.6
Amortization and write-off of goodwill and intangible assets	61.9	0.4
Amortization of deferred stock compensation	29.2	4.7
Provision for loss on operating lease	20.1	—

Total operating expenses	422.9	31.2
Operating income (loss)	(657.1)	20.3
Interest income, expense, and other, net	84.6	5.3

Income (loss) before income tax expense	(572.5)	25.7
Income tax expense	27.3	10.7

Net income (loss)	(599.8%)	15.0%

Fiscal Years Ended December 31, 2001 and 2000

Net Revenues

Net revenues decreased to $13.4 million for the year ended December 31, 2001 from $149.4 million for the comparable period in 2000. The decrease in net revenues is due to decreased demand from our existing customer base as a result of a number of business and market factors. These factors include the financial difficulties experienced by substantially all of our existing competitive local exchange customers that have caused them to delay or reduce their network buildout plans or to cease their operations, as well as overall decreases in capital spending by our targeted incumbent local exchange carriers.

Service revenue for the year ended December 31, 2001 was $3.3 million, or 24.9% of net revenues, compared to $6.3 million, or 4.2% of net revenues, for the comparable period in 2000.

Our revenue to date has been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of our products to a small number of customers. Revenue from international customers totaled 61.6% of our net revenues for the three months ended December 31, 2001 and 21.0% for the twelve months ended December 31, 2001.

Cost of Revenues

Cost of revenues decreased to $44.9 million for the year ended December 31, 2001 from $72.5 million, or 48.5% of net revenues, in the comparable period of 2000. Cost of product revenue includes amounts paid to our third party contract manufacturer and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management and quality assurance. Cost of service revenue includes our costs to maintain our customer support group, consisting primarily of salaries for customer support personnel and costs associated with technical support and training activities.

Cost of product revenue decreased to $5.9 million for the year ended December 31, 2001 from $59.4 million in the comparable period of 2000. The overall decrease in cost of product revenue from fiscal 2000 to 2001 is due primarily to the decrease in CX100 sales.

Cost of service revenue for the year ended December 31, 2001 was $1.3 million compared to $1.6 million for the year ended December 31, 2000.

Write-down of inventory represents a charge to write down the value of product and component inventory on hand in excess of forecasted requirements. We recorded charges of $35.0 million and $4.0 million for the years ended December 31, 2001 and 2000, respectively.

Provision for purchase commitments represents a charge to accrue a liability for minimum purchase commitments made for future delivery of raw materials in excess of forecast requirements. We recorded provisions for purchase commitments of $2.7 million and $7.3 million for the years ended December 31, 2001 and 2000, respectively.

Research and Development

Research and development expenses, net of non-cash compensation expense of $1.9 million for the year ended December 31, 2001 and $3.8 million in the comparable period of 2000, consist primarily of salaries and related expenses for personnel engaged in research and development, severance costs, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancement of our products. We expense all of our research and development costs as they are incurred.

Research and development expenses increased 17.4% to $22.0 million for the year ended December 31, 2001 from $18.7 million in the comparable period of 2000. This increase in research and development expenses for the comparable periods was due primarily to a significant increase in personnel in the periods presented, including the addition of research and development personnel associated with our acquisition of Paragon Solutions Limited, and increased costs associated with new product development, verification testing, certification and compliance testing and other engineering expenses as well as severance costs resulting from the closure of the New Zealand subsidiary. Development of new features and products is essential to our future success and we expect that research and development expenses will remain a substantial percentage of total operating expenses in future periods.

Sales and Marketing

Sales and marketing expenses, net of non-cash compensation expense of $0.9 million for the year ended December 31, 2001 and $1.9 million in the comparable period of 2000, consist primarily of salaries, commissions, severance costs and related expenses for personnel engaged in marketing, sales and customer support functions. These expenses also include costs associated with trade shows, promotional activities and public relations.

Sales and marketing expenses increased 17.3% to $15.6 million for the year ended December 31, 2001 from $13.3 million in the comparable period of 2000. This increase was primarily due to an increase in the number of sales and sales support personnel domestically and internationally in 2001 compared to 2000, costs associated with the addition of sales offices in Brazil, Hong Kong and Singapore, increased tradeshow activities and marketing expenses, severance costs and other customer-related costs associated with our efforts to increase market awareness worldwide.

General and Administrative

General and administrative expenses, net of non-cash compensation expense of $1.1 million for the year ended December 31, 2001 and $1.4 million in the comparable period of 2000, consist primarily of salaries and related expenses for executive, finance, accounting, severance costs, professional fees and costs associated with expanding our information systems as well as charges taken to increase our allowance for bad debt.

General and administrative expenses decreased 37.4% to $4.3 million for the year ended December 31, 2001 from $6.9 million in the comparable period of 2000. This decrease was primarily due to a $2.1 million charge taken in the fourth quarter of the year ended December 31, 2000 to increase our allowance for bad debt. In addition, there was significantly lower overall headcount during the year ended December 31, 2001 as compared to the comparable period of 2000 due to restructuring programs. This was partially offset by increased professional fees, including increased legal fees associated with our defense against a number of securities class action lawsuits initiated against us in 2001. We expect that we will incur additional litigation expenses in future periods related to these securities class action lawsuits.

Amortization of Deferred Stock Compensation

As of December 31, 2001, deferred stock compensation for stock options granted at prices deemed to be below fair value on the date of grant totaled $2.5 million. We amortized approximately $3.9 million in the year ended December 31, 2001 and $7.0 million for the comparable period in 2000, of deferred stock compensation.

Provision for Loss on Operating Lease

During fiscal 2001, we recorded a $2.7 million provision for estimated losses on an operating lease. The provision relates to the portion of our leased headquarters facility that we intend to sublease at prevailing market rates, which are less than the rates that we are obligated to pay under our contractual lease commitment. The decision to sublease a portion of our facilities was made as a result of reductions in operations and workforce during 2001, which has resulted in excess facilities.

Interest Income, Expense, and Other, Net

Interest income, expense, and other, net includes income from our cash investments net of expenses related to our lease financing obligations. We had net interest and other income of $11.4 million for the year ended December 31, 2001 and net interest and other income of $8.0 million for the comparable period in 2000. Interest income increased primarily from interest earned on higher average cash and short-term investment balances compared to the prior year. In future periods we expect interest income (expense) and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

Income Tax Expense

We have recorded a tax provision of $3.7 million for the year ended December 31, 2001. As a result of the decrease in product revenue due to decreased demand from our existing customer base, current market conditions, and the expected impact of these factors on our future profitability, management has established a $33.8 million allowance for that portion of the deferred tax asset that more likely than not will not be realized. Income taxes also include minimum foreign income taxes related to our international subsidiaries. Income tax expense for the year ended December 31, 2000 was $16.0 million and consisted primarily of federal and minimum state taxes at an effective tax rate of 41.7%.

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

Cost of Revenues

Cost of revenues increased to $72.5 million, or 48.5% of net revenues, for the year ended December 31, 2000, from $12.4 million, or 45.4% of net revenues, in the comparable period of 1999. Cost of revenues includes amounts paid to A-Plus Manufacturing and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management, quality assurance and customer support. Cost of revenues for the year ended December 31, 2000 also includes a charge of $11.4 million taken in the fourth quarter to write down the value of inventory in excess of forecasted requirements. The $11.4 million charge includes a $4.1 million charge to write down the value of inventory on-hand at December 31, 2000 and $7.3 million to accrue a liability for commitments made for future delivery of raw materials in excess of forecasted requirements. The increase in cost of revenues reflects the increase in CX100 sales from the year ended December 31, 1999 to the year ended December 31, 2000. Cost of revenues as a percentage of net revenues increased due to the $11.4 million charge taken during the fourth quarter of 2000.

Research and Development

Research and development expenses, net of non-cash compensation expense of $3.8 million for the year ended December 31, 2000 and $1.6 million in the comparable period of 1999, consisted primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also included other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred.

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

Sales and Marketing

Sales and marketing expenses, net of non-cash compensation expense of $1.9 million for the year ended December 31, 2000 and $0.8 million in the comparable period of 1999, consist primarily of salaries,

commissions, and related expenses for personnel engaged in marketing, sales and customer support functions. These expenses also included costs associated with trade shows, promotional activities and public relations.

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

Interest Income, Expense, and Other, Net

Interest income, expense, and other, net includes income from our cash investments net of expenses related to our lease financing obligations. We had net interest and other income of $8.0 million for the year ended December 31, 2000 and net interest and other income of $0.2 million for the comparable period in 1999. Interest income increased primarily from interest earned on the net cash proceeds of approximately $92.1 million received in connection with the completion of our initial public offering in February 2000 and $165.5 million received in connection with the completion of our secondary offering in September 2000. In future periods we expect interest income, expense, and other, net to vary depending upon changes in the amount and mix of interest-bearing investments and short and long-term debt outstanding during each period.

Income Tax Expense

We recorded a tax provision of $16.0 million for the year ended December 31, 2000 consisting primarily of federal and state taxes at an effective tax rate of 41.7%. Income tax expense for the year ended December 31, 1999 was $463,000 and consisted primarily of federal and minimum state taxes.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2001 consisted of $92.6 million in cash and cash equivalents, $115.5 million in short-term investments and $26.6 million in long-term investments. As of December 31, 2001, we had $41,000 in obligations under capital leases to be repaid over a period of three years from lease inception. Since our inception, we have financed our operations through private and public sales of securities, cash generated from operations and through equipment lease financing.

During the year ended December 31, 2001, we used $46.6 million in operating activities compared to the year ended December 31, 2000 in which we generated $33.6 million from operating activities. The use of cash for the year ended December 31, 2001 resulted primarily from our net loss for the period and from decreases in accounts payable, other accrued liabilities and deferred revenue balances. This use of cash was partially offset by non-cash charges, and decreases in our inventory, income tax receivable, deferred tax assets, accounts receivable, and prepaid expense and other current asset balances. The positive cash flow for the year ended December 31, 2000 resulted primarily from our net income for the period, net of non-cash charges, and from increases in accounts payable, accrued compensation and benefits, and accrued expenses and other liabilities, and a decrease in accounts receivable. This was partially offset by increases in our inventory, income tax receivable, deferred tax assets, prepaid expense and other current asset balances, and decreases in customer deposit and deferred revenue balances.

Net cash used in investing activities for the year ended December 31, 2001 was $61.2 million compared to net cash used in investing activities of $102.1 million in the same period in 2000. Cash used in investing activities for the year ended December 31, 2001 was used primarily for the purchase of available-for-sale investments of $258.3 million, net of proceeds from sales and maturities of similar investments in the amount of $206.9 million, payment of the $5 million second installment of the purchase price for Paragon Solutions Limited as described below, and the purchase of treasury stock totaling $3.6 million. Cash used in investing activities in the year ended December 31, 2000 was used primarily for the purchases of available-for-sale investments of $120.1 million, net of proceeds from sales and maturities of similar investments in the amount of $30.3 million. There were no maturities or sales of available-for-sale investments in the year ended December 31, 1999.

Capital expenditures decreased to $1.3 million for the year ended December 31, 2001 compared to $4.0 million for the same period in 2000. Capital expenditures for the year ended December 31, 2001 consisted primarily of test and lab equipment to support research and development activities and computer software and hardware to support our information systems infrastructure. Capital expenditures for the year ended December 31, 2000 consisted primarily of test and lab equipment for increased research and development activities, office equipment and computer software and hardware associated with our increases in staffing worldwide and expansion of our information systems infrastructure. In May 2000, we entered into an operating lease agreement for new corporate facilities. Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, we are required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires us to hold funds in the form of a certificate of deposit with a financial institution. Net cash used in investing activities for the year ended December 31, 2000 included an allocation to restricted cash of $3.6 million for the certificate of deposit associated with this standby letter of credit.

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

Net cash provided by financing activities for the year ended December 31, 2001 was $1.4 million compared to $259.5 million for the comparable period in 2000. Cash provided by financing activities in the year ended December 31, 2001 was due to proceeds from stock option exercises and employee stock purchases partially offset by payments on lease obligations. Cash provided by financing activities in the year ended December 31, 2000 was primarily due to total net proceeds of $257.6 million from our initial public offering in February 2000 and our secondary offering in September 2000, partially offset by payments on lease obligations. We had $41,000 in capital lease obligations outstanding at December 31, 2001, and $237,000 at December 31, 2000.

We expect to devote capital and operating resources to continue our research and development efforts, to strategically grow our sales, support, marketing and product development organizations, to expand marketing programs, to repurchase our common stock and for other general corporate activities. Although we believe that current cash and investment balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121), it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS No. 144 on our financial position and results of operations but this statement is not expected to have any material impact on our reported results.

In July 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which is required to be adopted immediately, prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transitional provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s balance sheet, regardless of when those assets were initially recognized. The adoption of SFAS No. 141 did not have a significant impact on our financial position and results of operations. As of December 31, 2001, the Company does not have goodwill or intangible assets and as a result, the adoption of SFAS No. 142 is not expected to have a material effect on our financial statements.

In July, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of SFAS No. 143 is not expected to have a material impact on our financial position and results of operations.

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We develop our products in the United States and market our products in the United States, Canada, Europe, Asia and Asia Pacific. Substantially all of our sales and expenses are denominated in United States dollars. As a result, a strengthening of the dollar could make our products less competitive in foreign markets. We have not engaged in any foreign exchange hedging activities to date. We may conduct transactions in foreign currencies in the future if we expand our international activities and may engage in foreign exchange hedging activities at that time.

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

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2001 and 2000. This table does not include money market funds because those funds are subject to minimal market risk.

	Maturing In Three Months Or Less	Maturing Between Three Months And One Year	Maturing Greater Than One Year	Total
At December 31, 2001
Included in cash and cash equivalents	$57,042	$—	$—	$57,042
Weighted average interest rate	2.22%	—	—	2.22%
Included in short-term investments	$20,757	$94,731	$—	$115,488
Weighted average interest rate	3.86%	3.15%	—	3.28%
Included in long-term investments	$—	$—	$26,562	$26,562
Weighted average interest rate	—	—	5.34%	5.34%
Total portfolio	$77,799	$94,731	$26,562	$199,092
Weighted average interest rate	2.66%	3.15%	5.34%	3.25%

At December 31, 2000
Included in cash and cash equivalents	$102,230	$—	$—	$102,230
Weighted average interest rate	7.11%	—	—	7.11%
Included in short-term investments	$27,968	$37,950	$—	$65,918
Weighted average interest rate	6.78%	6.88%	—	6.84%
Included in long-term investments	$—	$—	$23,939	$23,939
Weighted average interest rate	—	—	6.68%	6.68%
Total portfolio	$130,198	$37,950	$23,939	$192,087
Weighted average interest rate	7.04%	6.88%	6.68%	6.96%

Item 8.     Financial Statements And Supplementary Data

The following consolidated financial statements, and the related notes thereto, of Turnstone Systems, Inc. and subsidiaries, and the Report of Independent Auditors, and unaudited supplemental data are filed as a part of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Turnstone Systems, Inc.

We have audited the accompanying consolidated balance sheets of Turnstone Systems, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turnstone Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/	KPMG LLP

Mountain View, California
January 18, 2002

TURNSTONE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$92,633	$199,091
Short-term investments	115,488	65,918
Accounts receivable, net of allowance for doubtful accounts and sales returns of $998 and $3,076 at December 31, 2001 and 2000, respectively	510	1,251
Inventory	6,208	29,502
Income tax receivable	527	6,840
Deferred tax asset	—	3,616
Prepaid expenses and other current assets	1,146	2,176

Total current assets	216,512	308,394

Property and equipment, net	3,068	4,090
Long-term investments	26,562	23,939
Restricted cash	3,639	3,639
Goodwill and intangible assets	—	5,832
Other assets	24	103

Total assets	$249,805	$345,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current obligations under note payable and capital leases	$41	$2,573
Accounts payable	533	8,229
Accrued compensation and benefits	1,077	2,087
Customer deposits	18	—
Other current liabilities and accrued expenses	3,494	10,521
Deferred revenue	177	1,802

Total current liabilities	5,340	25,212

Long-term obligations under capital leases, net of current portion	—	41
Accrual for loss on operating lease	1,576	—
Other long-term liabilities	68	117

Total liabilities	6,984	25,370
Stockholders’ equity:
Convertible preferred stock, $.001 stated value, 5,000 shares authorized; none issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $.001 stated value, 200,000 shares authorized; 65,643 and 65,623 shares issued and outstanding at December 31, 2001 and 2000, respectively	66	66
Treasury stock, at cost	(3,554)	—
Additional paid-in capital	311,163	309,773
Deferred stock compensation	(2,516)	(6,651)
Accumulated other comprehensive income	842	58
Retained earnings (accumulated deficit)	(63,180)	17,381

Total stockholders’ equity	242,821	320,627

Total liabilities and stockholders’ equity	$249,805	$345,997

See accompanying notes to consolidated financial statement.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Net revenues:
Product revenue	$10,086	$143,070	$27,196
Service revenue	3,345	6,295	—

Total net revenues	13,431	149,365	27,196

Cost of revenues:
Cost of product revenue	5,943	59,415	12,359
Cost of service revenue	1,259	1,643	—
Write-down of inventory	35,019	4,098	—
Provision for purchase commitments	2,666	7,300	—

Total cost of revenues	44,887	72,456	12,359

Gross profit (loss)	(31,456)	76,909	14,837

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $1,879, $3,766 and $1,639 for 2001, 2000 and 1999, respectively)	21,991	18,729	5,731
Sales and marketing (exclusive of non-cash compensation expense of $938, $1,885 and $846 for 2001, 2000 and 1999, respectively)	15,565	13,268	3,912
General and administrative (exclusive of non-cash compensation expense of $1,107, $1,366 and $1,099 for 2001, 2000 and 1999, respectively)	4,313	6,894	1,559
Amortization and write-off of goodwill and intangible assets	8,308	635	—
Amortization of deferred stock compensation	3,924	7,017	3,584
Provision for loss on operating lease	2,702	—	—

Total operating expenses	56,803	46,543	14,786

Operating income (loss)	(88,259)	30,366	51
Interest income, expense, and other, net	11,365	7,960	180

Income (loss) before income tax	(76,894)	38,326	231
Income tax expense	3,667	15,964	463

Net income (loss)	$(80,561)	$22,362	$(232)

Basic net earnings (loss) per share of common stock	$(1.29)	$0.45	$(0.03)

Diluted net earnings (loss) per share of common stock	$(1.29)	$0.34	$(0.03)

Weighted-average shares of common stock outstanding used in computing basic net earnings (loss) per share	62,255	49,964	8,474

Weighted-average shares of common stock outstanding used in computing diluted net earnings (loss) per share	62,255	66,069	8,474

See accompanying notes to consolidated financial statements

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-InCapital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1998	11,680	$12	20,324	$20	—	$—	$6,109	$(166)	$—	$(4,749)	$1,226
Issuance of Series B preferred stock, net of issuance costs	3,177	3	—	—	—	—	6,171	—	—	—	6,174
Issuance of common stock pursuant to stock plans to employees and to consultants	—	—	2,490	2	—	—	1,137	—	—	—	1,139
Deferred stock compensation	—	—	—	—	—	—	13,119	(13,119)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,584	—	—	3,584
Net loss	—	—	—	—	—	—	—	—	—	(232)	(232)

Balance at December 31, 1999	14,857	15	22,814	22	—	—	26,536	(9,701)	—	(4,981)	11,891
Issuance of common stock pursuant to stock plans to employees	—	—	2,446	2	—	—	2,196	—	—	—	2,198
Repurchases of common stock	—	—	(17)	—	—	—	(20)	—	—	—	(20)
Issuance of stock pursuant to warrant exercises	—	—	266	1	—	—	(1)	—	—	—	—
Conversion of preferred to common stock	(14,857)	(15)	29,714	30	—	—	(15)	—	—	—	—
Issuance of stock pursuant to initial public offering, net of offering expenses	—	—	6,900	7	—	—	92,104	—	—	—	92,111
Issuance of stock pursuant to secondary offering, net of offering expenses	—	—	3,500	4	—	—	165,485	—	—	—	165,489
Deferred stock compensation	—	—	—	—	—	—	3,967	(3,967)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	7,017	—	—	7,017
Tax benefit on stock options	—	—	—	—	—	—	19,521	—	—	—	19,521
Comprehensive income:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	58	—	58
Net income	—	—	—	—	—	—	—	—	—	22,362	22,362
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	22,420

Balance at December 31, 2000	—	—	65,623	66	—	—	309,773	(6,651)	58	17,381	320,627

Issuance of common stock pursuant to stock plans to employees and consultants	—	—	1,790	2	—	—	1,823	—	—	—	1,825
Repurchases of common stock	—	—	(1,770)	(2)	—	—	(222)	—	—	—	(224)
Deferred stock compensation	—	—	—	—	—	—	(211)	211	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,924	—	—	3,924
Purchases of treasury stock	—	—	—	—	1,199	(3,554)	—	—	—	—	(3,554)
Comprehensive loss:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	784	—	784
Net loss	—	—	—	—	—	—	—	—	—	(80,561)	(80,561)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(79,777)

Balance at December 31, 2001	—	$—	65,643	$66	1,199	$(3,554)	$311,163	$(2,516)	$842	$(63,180)	$242,821

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities
Net income (loss)	$(80,561)	$22,362	$(232)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,774	1,634	312
Write-off of intangible assets	7,501	—	—
Stock compensation expense	3,924	7,017	3,584
Common stock issued for services	7	84	13
Tax benefit on stock options	—	19,521	—
Provision for doubtful accounts and sales returns	(464)	2,800	276
Loss on disposal of property and equipment	283	53	—
Provision for loss on operating lease	2,702	—	—
Effect of changes in foreign currency	64	51	—
Changes in assets and liabilities:
Accounts receivable	1,224	2,829	(6,715)
Income tax receivable	6,311	(6,840)	—
Deferred tax asset	3,616	(3,616)	—
Inventory	23,294	(26,563)	(2,939)
Prepaid expenses and other current assets	1,112	(1,562)	(503)
Accounts payable	(8,590)	7,427	601
Accrued compensation and benefits	(995)	1,117	791
Other accrued liabilities	(7,064)	8,981	1,680
Other long-term liabilities	(157)	—	—
Deferred revenue	(1,625)	(330)	2,132
Customer deposits	—	(1,328)	1,328

Net cash provided by (used in) operating activities	(46,646)	33,637	328

Investing activities
Acquisition of Paragon Solutions Limited, net of cash acquired of $374	(5,000)	(4,626)	—
Acquisition of property and equipment	(1,275)	(3,981)	(611)
Proceeds from disposal of property and equipment	—	31	—
Purchases of available-for-sale investments, net	(258,265)	(120,076)	—
Proceeds from sales and maturities of available-for-sale investments	206,857	30,277	—
Purchases of treasury stock	(3,554)	—	—
Increase in other assets	—	(72)	(104)
Increase in restricted cash	—	(3,639)	—

Net cash used in investing activities	(61,237)	(102,086)	(715)

Financing activities
Net proceeds from issuance of common stock	1,593	259,694	1,126
Net proceeds from issuance of convertible preferred stock	—	—	6,174
Principal payments of capital lease obligations	(196)	(224)	(188)

Net cash provided by financing activities	1,397	259,470	7,112
Effect of exchange rate changes on cash and cash equivalents	28	7	—

Net increase (decrease) in cash and cash equivalents	(106,458)	191,028	6,725
Cash and cash equivalents at beginning of period	199,091	8,063	1,338

Cash and cash equivalents at end of period	$92,633	$199,091	$8,063

Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$27	$31

Cash paid for income tax	$104	$6,775	$—

Noncash investing and financing activities:
Note payable issued for acquisition of Paragon Solutions Limited	$—	$2,377	$—
Deferred stock compensation	$(211)	$3,967	$13,119
Equipment purchases under capital leases	$—	$—	$278

See accompanying notes to consolidated financial statements

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

1.    Description of Business

Turnstone Systems, Inc. (the Company) develops and markets products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. The Company commenced the commercial sale of its products in the first quarter of 1999.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in Australia, Brazil, France, Germany, Hong Kong, New Zealand, Singapore, and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

The functional currency of the Company’s subsidiaries is the U.S. dollar. The financial statements of the subsidiaries are remeasured into U.S. dollars for the purpose of consolidation using the historical exchange rates in effect at the date of the transactions. Remeasurement and foreign currency translation gains and losses are included in interest income, expense, and other, net and have not been material for all periods presented.

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

Reclassifications

Certain reclassifications, none of which affect net income (loss), have been made to prior year amounts to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2001 and 2000 consist primarily of money market funds. Substantially all cash and cash equivalents are held with three financial institutions.

Investments

The Company has classified its investment securities as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses are included in other comprehensive income (loss). Realized gains and losses are computed using the specific identification method.

The Company’s investments primarily comprise U.S., state, and municipal government obligations and corporate debt securities. Investments with remaining maturities of less than or equal to one year are considered short-term and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses.

For the year ended December 31, 2001, 25%, 15%, and 13%, respectively, of net revenues were attributable to three customers. For the year ended December 31, 2000, 19% of net revenues were derived from one customer. Substantially all of the Company’s revenues during 2001 and 2000 were derived from customers who are competitive local exchange carriers. The financial condition of competitive local exchange carriers has in the past, and may have in the future, a significant impact on the Company’s results of operations.

Foreign Currency Risk

The Company develops its products in the United States and markets its products in the United States, Canada, Europe, Asia and Asia Pacific. Substantially all of revenues and expenses are denominated in United States dollars. As a result, a strengthening of the dollar could make the Company’s products less competitive in foreign markets. The Company currently does not conduct transactions in any foreign currencies and, therefore, does not engage in any foreign exchange hedging activities.

Inventories

Inventories consist primarily of finished products and raw materials. Finished products are manufactured by a third party manufacturer and are included in the Company’s inventory balance once testing is complete and title passes to the Company. Raw materials included in the Company’s inventory balance consist of component parts inventory purchased by the Company. The Company recognized a charge of $37.7 million in the second quarter of 2001 to write down component and product inventory values and to accrue for minimum required purchase commitments made for future delivery of raw materials in excess of forecasted requirements. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Component parts purchased and owned by the third party manufacturer are not included in the Company’s inventory balance. Under the contract with the third party manufacturer, the Company is contingently liable for component parts purchased on behalf of the Company, and work-in-process and finished goods inventory manufactured for the Company, that become excess or obsolete to the manufacturer as a result of certain actions. Such actions can include the effect of product design changes or changes in the Company’s planned requirements.

Inventory consisted of the following at December 31 (in thousands):

	2001	2000
Raw materials	$750	$295
Finished goods	5,458	29,207

	$6,208	$29,502

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

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Recoverability of property and equipment to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, as determined by the present value of estimated expected future cash flows from the assets. Recoverability of goodwill and certain identifiable intangibles is measured by the undiscounted cash flows of the acquired business over the remaining amortization period and, when the carrying value exceeds the net realizable value, the value of goodwill and intangible is reduced to net realizable value.

In September 2001, the Company decided to discontinue operations of the New Zealand subsidiary and recorded a charge of $7.5 million to write off the remaining carrying value of goodwill and purchased intangible assets. The intangible assets consisted of goodwill and assembled workforce associated with the Company’s purchase of Paragon Solutions Limited (Paragon) in August 2000 and were being amortized on a straight-line basis over an estimated life of four years.

Revenue Recognition

The Company recognizes revenue from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is reasonably assured. When the arrangement with the customer includes future obligations for which fair value does not exist or is subject to obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received. The Company generally does not allow for product returns. The Company maintains a reserve for estimated potential returns based on a historical minimal level of returns. Revenue from services and support provided under the Company’s maintenance programs are deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. The Company provides twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program are estimated and accrued for at the time of product shipment. Revenue from consulting and training are deferred based on the fair value of the services, and recognized when such services are completed.

Deferred revenue represents amounts received from customers in respect of maintenance programs, consulting and training, in advance of such services and support to be provided.

Revenue from transactions involving the Company’s software application products is recognized provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable. To date, revenue from such transactions has not been significant.

Research and Development Costs

Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until the product has been completed, tested and is ready for commercial manufacturing. To date, hardware and software development projects have been completed concurrent with the establishment of commercial manufacturing and, accordingly, no costs have been capitalized.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Compensation expense on fixed stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Net Earnings (Loss) Per Share

Basic and diluted net earnings (loss) per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic net earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding weighted-average number of shares of restricted stock subject to repurchase. Diluted net earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury stock method, and from convertible securities using the “as-if converted basis”.

The following table presents the calculation of basic and diluted net earnings (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net earnings (loss)	$(80,561)	$22,362	$(232)

Denominator
Weighted-average shares outstanding—basic	62,255	49,964	8,474
Effect of dilutive securities
Shares issuable under stock options	—	4,819	—
Restricted stock subject to repurchase	—	8,726	—
Shares issuable pursuant to warrants	—	43	—
Shares issuable upon conversion of preferred stock	—	2,517	—

Weighted-average shares outstanding—diluted	62,255	66,069	8,474

Net earnings (loss) per share—basic	$(1.29)	$0.45	$(0.03)

Net earnings (loss) per share—diluted	$(1.29)	$0.34	$(0.03)

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potential shares of common stock, which have been excluded from the determination of net earnings per share for the year ended December 31, 2001, consist of shares issuable under stock options and shares of restricted common stock subject to repurchase. Potential shares of common stock, which have been excluded from the determination of net earnings per share for the year ended December 31, 2000, consist of shares issuable under stock options with exercise prices greater than the average fair market value of the Company’s common stock. Potential shares of common stock, which have been excluded from the determination of net loss per share for the year ended December 31, 1999, consisted of shares of restricted common stock subject to repurchase, and shares issuable under stock options, warrants and upon the conversion of convertible preferred stock. These potential shares, which have been excluded because the effect of such shares would have been anti-dilutive for each of the periods presented, were as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Shares issuable under stock options	12,852	4,307	6,678
Shares of restricted stock subject to repurchase:
Founders	1,047	—	8,072
Other employees	1,540	—	3,266
Shares issuable pursuant to warrants to purchase convertible preferred stock on an “as-if converted” basis	—	—	270
Shares of convertible preferred stock on an “as-if converted” basis	—	—	29,714

	15,439	4,307	48,000

The weighted-average exercise price of shares issuable under stock options for the years ended December 31, 2001, 2000 and 1999 was $21.07, $56.51 and $1.33, respectively. The weighted-average purchase price of shares of common stock subject to the Company’s right of repurchase was $0.0005, for all periods presented, for shares issued to the Company’s founders and $0.38 and $0.32, for the years ended December 31, 2001 and 1999, respectively, for shares issued to other employees. The weighted-average exercise price of warrants to purchase shares of convertible preferred stock was $0.50. Each share of convertible preferred stock is convertible into two shares of common stock.

Income Taxes

Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

3.    Restructuring and Related Costs

In September 2001, the Company announced a restructuring program in an effort to better align its business operations with current industry market conditions and the Company’s strategic objectives. The restructuring program included a reduction of the U.S. workforce, discontinuation of its operations in New Zealand and a reduction of its presence in Europe. The actions resulted in severance and related costs, lease termination costs, charges to write off goodwill and intangible assets related to the New Zealand subsidiary, and a provision for loss on an operating lease in the U.S. Restructuring and related costs totaled approximately $11.3 million for the year ended December 31, 2001.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring program reduced approximately 70 regular employees across all areas of the U.S. workforce, the New Zealand subsidiary and Europe. Severance and related costs associated with these reductions totaling $742,000 is included in operating expenses for the year ended December 31, 2001.

In connection with the discontinuation of operations in New Zealand and the reduced presence in Europe, certain facilities leases were terminated. Charges for lease termination costs of $147,000 were included in operating expenses during the year ended December 31, 2001.

The reductions in workforce in the U.S. and Europe, and the discontinuation of operations in New Zealand have had a significant impact on the extent to which certain property and equipment will be utilized. As a result, the Company recorded a $241,000 charge to other expense for the year ended December 31, 2001 for the impairment of property and equipment.

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

During fiscal 2001, the Company recorded a $2.7 million provision for estimated losses on an operating lease. The provision relates to the portion of the Company’s leased headquarters facility that it intends to sublease at prevailing market rates, which are less than the rates that the Company is obligated to pay under a contractual lease commitment. The decision to sublease a portion of the Company’s facilities was made as a result of reductions in operations and workforce during 2001, which has resulted in excess facilities. The $2.7 million provision is included in operating expenses for the year ended December 31, 2001, as of which date, $2.5 million remains accrued and $1.6 million is considered to be long-term.

A summary of the restructuring and related charges follows (in thousands):

	Total Charges	Non-cash Charges	Cash Payments	Remaining Accrual as of December 31, 2001
Severance and related costs	$742	$—	$(742)	$—
Lease termination charges and other	147	—	(147)	—
Impairment of property and equipment	241	(241)	—	—
Impairment of intangible assets	7,501	(7,501)	—	—
Allowance for loss on operating lease	2,702	—	(225)	2,477

Total	$11,333	$(7,742)	$(1,114)	$2,477

4.    Acquisition

On August 8, 2000, the Company completed the acquisition of Paragon, a privately-held New Zealand company. Paragon is an engineering design services company that specializes in the design of telecommunications services products. In connection with this acquisition and in exchange for all outstanding ordinary shares of Paragon, the former shareholders of Paragon received $5.0 million in cash in August 2000, representing the first installment of the total consideration for the acquisition. On August 8, 2001, the first anniversary of the acquisition, the Company paid the final installment for the maximum amount of $5.0 million.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarized financial information, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the years ended December 31, 2000 and 1999, assuming Paragon had been acquired at the beginning of the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2000	1999
Net revenues	$150,812	$28,429
Net income (loss)	$21,321	$(1,471)
Basic net earnings (loss) per share of common stock	$0.43	$(0.17)
Diluted net earnings (loss) per share of common stock	$0.32	$(0.17)

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition they are not intended to be a projection of future results or a representation of the effects of the combined operations.

5.    Investments

The following is a summary of available-for-sale securities (in thousands):

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,639	$—	$—	$3,639
Commercial paper	6,973	4	—	6,977
Government notes and bonds	69,236	145	—	69,381
Corporate notes and bonds	64,999	693	—	65,692

	$144,847	$842	$—	$145,689

Reported as:
Short-term investments				$115,488
Long-term investments				26,562
Restricted cash				3,639

Total				$145,689

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,639	$—	$—	$5,639
Commercial paper	15,130	—	(10)	15,120
Government notes and bonds	49,123	77	—	49,200
Corporate notes and bonds	23,507	30	—	23,537

	$93,399	$107	$(10)	$93,496

Reported as:
Short-term investments				$65,918
Long-term investments				23,939
Restricted cash				3,639

Total				$93,496

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2000 and 2001, all of the Company’s available-for-sale securities that were classified as long-term had maturities between one year and two years.

6.    Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2001	2000
Computer equipment and purchased software	$3,334	$3,037
Test and lab equipment	1,801	1,398
Furniture and office equipment	842	857
Leasehold improvements	131	113

	6,108	5,405
Less accumulated depreciation and amortization	3,040	1,315

	$3,068	$4,090

Depreciation and amortization expense of property and equipment totaled $2,027,000, $999,000 and $312,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.    Income Taxes

The Company has provided a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The change in the valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was an increase of $32,624,000 and a decrease of $4,000, respectively.

As of December 31, 2001, the Company has reported net operating loss carryforwards of approximately $70,977,000 and $38,089,000 for federal and California income tax purposes, respectively. The federal and California net operating loss carryforwards expire beginning in 2021 and 2011, respectively. In addition, the Company has research and development credits of approximately $4,649,000 for federal purposes and $3,080,000 for state purposes. The federal R&D credits will expire beginning in 2018, and the California R&D credits can be carryforward indefinitely. Also, the Company has $115,000 of manufacturer’s investment tax credit carryforward for California purposes, which will expire beginning in 2007.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss in the event of an “ownership change” for tax purpose, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined if an ownership change has occurred. If such ownership change has occurred, utilization of the net operating losses will be subject to an annual limitation in future years.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes for the years ended December 31, 2001, 2000 and 1999, were comprised of the following (in thousands):

	2001	2000	1999
Current:
Federal	$(363)	$8	$456
State	343	4	7
Foreign	71	47	—

Total current tax expense	51	59	463
Deferred:
Federal	3,616	(3,616)	—

Total deferred tax expense (benefit)	3,616	(3,616)	—
Charge in lieu of income taxes attributable to stock options exercised:
Federal	—	16,720	—
State	—	2,801	—

Total charge in lieu of income taxes	—	19,521	—

Total income tax expense	$3,667	$15,964	$463

The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% in 2001, 35% in 2000, and 34% in 1999 to income before income taxes and actual income taxes as of December 31, 2001, 2000 and 1999 follows (in thousands):

	2001	2000	1999
Federal tax at statutory rate	$(26,144)	$13,414	$79
State taxes, net of federal income tax benefit	226	1,823	8
Research and development and other credits	(200)	(209)	(157)
Permanent differences relating to stock exercise	1,119	1,843	1,273
Valuation allowances (utilized) not benefited	3,616	(1,265)	379
Net operating losses and credits (utilized) not benefited	24,979	—	(1,128)
Other differences	71	358	9

Total income tax expense	$3,667	$15,964	$463

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2001, 2000 and 1999 are as follows (in thousands):

	2001	2000	1999
Deferred tax assets:
Reserve for bad debt	$234	$1,096	$76
Sales return reserve and other accruals	156	187	204
Inventory reserve	—	1,781	—
Accrued vacation	276	329	—
Warranty reserve	17	144	—
Plant and equipment	—	—	36
Startup and organizational costs	294	458	640
Deferred revenues	69	697	222
Other accruals and reserves	228	—	—
Goodwill, foreign branch	—	162	—
Net operating loss carryforwards	25,884	—	—
Credits carryforwards	6,758	—	17

Total gross deferred tax assets	33,916	4,854	1,195
Deferred tax liabilities:
Plant and equipment	(101)	(47)	—

	33,815	4,807	1,195
Valuation allowance	(33,815)	(1,191)	(1,195)

Net deferred tax assets	$—	$3,616	$—

8.    Other Current Liabilities and Accrued Expenses

Other current liabilities and accrued expenses consisted of the following as of December 31 (in thousands):

	2001	2000
Accrued legal	$327	$48
Deferred rent	881	315
Sales tax payable	729	1,270
Purchase commitments	—	7,300
Accrual for loss on operating lease	901	—
Other	656	1,588

Total	$3,494	$10,521

9.    Litigation

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against the Company, certain of its current and former officers and directors and the underwriter’s of the Company’s September 21, 2001 secondary offering of common stock in the United States District Court for the Northern District of California alleging that the defendants issued false and misleading statements in the Company’s prospectus issued in connection with the secondary offering. At or about the same time, four other purported class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California alleging that the defendants

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made false or misleading statements during the class period of June 5, 2000 through January 2, 2001. All five cases were consolidated on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. No consolidated amended complaint has been filed.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in state court in California, County of Santa Clara, against us and certain of our officers and directors, alleging that the individual defendants caused the Company harm by either making or permitting the Company to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. The complaint asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement of the Company. The Company demurred to the complaint on July 9, 2001. On September 28, 2001, a court order was issued sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. The Company filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. No amended complaint has been filed.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. To date, there has been no lead plaintiff appointed to prosecute the action.

10.    Commitments and Contingencies

Purchase Commitments and Contingencies

As of December 31, 2001, the Company’s outstanding purchase commitments to its contract manufacturer were minimal. In 2000, the Company recorded a charge to cost of net revenues totaling $7.3 million representing certain noncancelable purchase commitments for product component parts in excess of forecast requirements. These purchase commitments included commitments to the Company’s third party manufacturer for component parts to be purchased on behalf of the Company by its third party manufacturer, as well as the Company’s purchase commitments for component parts to its vendors. This liability has been included in other current liabilities and accrued expenses on the balance sheet as of December 31, 2000.

Lease Commitments

The Company is obligated under certain noncancelable operating leases for office space, which requires the Company to pay related property taxes and normal maintenance. The leases expire in various years through 2010. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $4,137,000, $2,537,000 and $244,000, respectively.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable, operating and capital leases are as follows as of December 31, 2001 (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2002	$41	$3,862
2003	—	3,966
2004	—	4,105
2005	—	4,249
2006	—	4,397
Thereafter	—	18,932

Total minimum lease payments	$41	$39,511

Less: Amount representing imputed interest	—

Present value of minimum lease payments	41
Less: Current portion	$41

Capital lease obligation, less current portion	$—

The Company subleases a facility, and certain furniture and fixtures located at the facility, the Company previously occupied under a sublease arrangement expiring in May 2002. Total payments received under this noncancelable operating sublease in 2001 were $470,000.

In May 2000, the Company entered into an operating lease agreement for new corporate facilities. The lease term commenced July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Upon execution of the lease agreement, and extending through the duration of the lease term, the Company is required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires that the Company hold funds in the form of a certificate of deposit with a financial institution. The Company has classified these funds as restricted cash on the balance sheet at December 31, 2001 and 2000.

11.    Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it does not have separately reportable operating segments, and operates in one principal business segment across domestic and international markets.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding geographic areas for the years ended December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Revenues:
United States	$10,609	$131,370
International	2,822	17,995

Total	$13,431	$149,365

Long-lived assets:
United States	$3,027	$3,817
New Zealand	—	6,032
International—others	41	73

Total	$3,068	$9,922

Revenues are attributed to countries based on the location of the customers. All revenues for the year ended December 31, 1999 were to customers located in the United States.

12.    Stockholders’ Equity

Common Stock

In 1998, the Company issued 16,951,000 shares of restricted common stock to the three founding members of the Company at $0.0005 per share. The shares are subject to a right of repurchase by the Company, which lapses monthly over four year periods through January 2002, or on the occurrence of a change of control event. Upon termination of employment, the Company may repurchase all unvested shares at the original purchase price. The Company maintains a right of first refusal with respect to restricted common stock. As of December 31, 2001, there were no shares of restricted common stock subject to repurchase from the three founding members of the Company. As of December 31, 2000 and 1999, there were 3,834,000 and 8,072,000 shares of restricted common stock subject to repurchase from the three founding members of the Company.

In February 2000, the Company completed its initial public offering. The Company issued 6,900,000 shares of common stock at a price to the public of $14.50 per share. The net proceeds of the initial public offering were approximately $92.1 million. Upon closing of the initial public offering, all convertible preferred stock (Series A and Series B) automatically converted to 29,713,860 shares of common stock. Upon the completion of the initial public offering the Company was authorized to issue 200,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value.

In August 2000, the Company effected a 2-for-1 stock split in the form of a stock dividend. All common shares, common options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2000, the Company completed a secondary offering of its common stock. The Company issued 3,500,000 shares of common stock at a price to the public of $50.00 per share. The net proceeds of the follow on offering were approximately $165.5 million.

1998 and 2000 Stock Plans

In January 1998, the 1998 Stock Plan was adopted by the Board and subsequently received stockholder approval. Upon completion of the Company’s initial public offering, the 1998 Stock Plan was terminated, no further option grants were made under the 1998 Stock Plan, and all shares reserved but not yet issued under the 1998 Stock Plan were made available for grant under the 2000 Stock Plan. The 1998 Stock Plan permitted the Company to grant employees, outside directors, and consultants qualified stock options, nonstatutory stock options, or stock purchase rights to purchase shares of the Company’s common stock. Options generally vest 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vest in equal monthly installments over the 36 months thereafter. Options are exercisable immediately. Shares issued upon exercise of non-vested stock options are subject to the Company’s right to repurchase at the original exercise price. The Company’s repurchase right lapses in accordance with the vesting schedule for the stock options. At December 31, 2001, 2000 and 1999, 430,000, 2,602,000 and 3,266,000, shares, respectively, resulting from the early exercise of options were subject to repurchase at weighted-average exercise prices of $0.64, $0.38, and $0.32, respectively.

Under the 1998 Stock Plan, the Company issued 31,068 shares of common stock in 1999 in exchange for consulting services. The aggregate estimated fair value of these shares and the resulting expense was $25,000 for the 1999 issuances. In addition, in 1999 the Company granted 150,000 options to non-employee members of its Advisory Board. These options were fully vested at the date of grant. Amortization of deferred stock compensation in 1999 includes $217,500 of compensation expense related to these option grants.

The 2000 Stock Plan was adopted by the Board of Directors in November 1999 and became effective in February 2000. The 2000 Stock Plan provides for the grant of incentive stock options, nonstatutory stock options, and stock purchase rights to employees, directors and consultants. The plan also provides for nondiscretionary grants of nonstatutory options to outside directors. A total of 10,575,752 shares of common stock have been reserved for issuance under the 2000 Stock Plan, including 575,752 shares available for grant under the 1998 Stock Plan that were transferred to the 2000 Stock Plan. In January 2001, the Board of Directors authorized an amendment to increase the number of shares of common stock reserved for issuance under the 2000 Stock Plan from 10,575,752 shares to 14,513,105 shares. Options granted under the 2000 Stock Plan are exercisable upon vesting. Options granted under the 2000 Stock Plan generally vest 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vest in equal monthly installments over the 36 months thereafter.

In September 2001, the Company granted stock purchase rights for the purchase of 674,000 shares to employees. The stock purchase rights must be exercised prior to any shares being vested. Stock purchase rights granted under the 2000 Stock Plan vest 72% with respect to the number granted upon thirteen months of the grant date and the remainder vest in equal monthly installments over the 5 months thereafter. At December 31, 2001, 627,000 shares resulting from the exercise of stock purchase rights were subject to repurchase at a weighted-average exercise price of $0.001.

2000 Nonstatutory Stock Plan

The 2000 Nonstatutory Stock Plan was adopted by the Board of Directors in August 2000. The 2000

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the status of the Company’s Stock Plans is as follows (in thousands, except for per share data):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balances as of December 31, 1998	4,275	3,000	$0.04
Authorized	3,500	—
Granted with exercise price:
Less than fair value	(6,168)	6,168	1.60	$3.65
Exercised	—	(2,490)	0.46

Balances as of December 31, 1999	1,607	6,678	1.33
Authorized	14,000	—
Granted with exercise price:
Less than fair value	(1,031)	1,031	7.20	$23.95
Equal to fair value	(10,526)	10,526	33.47	33.47
Exercised	—	(2,372)	0.51
Canceled	524	(845)	36.13

Balances as of December 31, 2000	4,574	15,018	22.44
Authorized	3,937	—
Granted with exercise price:
Less than fair value	(774)	774	0.16	$2.48
Equal to fair value	(1,724)	1,724	4.86	4.86
Greater than fair value	(607)	607	5.12	2.87
Exercised	—	(1,629)	0.64
Canceled	7,061	(8,855)	25.71

Balances as of December 31, 2001	12,467	7,639	$15.69

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares Subject to Options Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Number of Shares Subject to Options Exercisable	Weighted-Average Exercise Price
$0.03– 2.08	877	7.5	777	$0.95
2.47– 3.58	815	8.7	436	3.06
4.05– 5.16	899	9.3	140	4.07
5.16– 6.77	634	8.7	292	5.44
7.19	1,950	6.7	318	7.19
7.20–17.00	794	8.3	648	7.77
40.81–51.88	968	8.5	417	46.42
52.00–67.63	650	8.4	397	63.18
70.91	32	8.6	11	70.91
$72.50	20	8.5	8	72.50

	7,639		3,444	$20.34

The Company uses the intrinsic-value method to account for its stock-based compensation arrangements for employees whereby compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. A net reduction of $211,000 has been recorded for deferred stock compensation in 2001 due to the cancellations of options for which deferred stock compensation was recorded for the excess of the fair value of the common stock underlying the options at the grant date, over the exercise price of options. Deferred stock compensation of $3,967,000 in 2000 and $13,110,000 in 1999 has been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options.

These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation was $3,924,000 in 2001, $7,017,000 in 2000 and $3,584,000 in 1999. The fair value of options granted in 2001 are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, risk-free interest rate of 3.82%, expected volatility of 1.14 and an expected life of 3.0 years. The fair value of options granted subsequent to the Company’s initial public offering are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, risk-free interest rate of 5.82%, expected volatility of 1.20 and an expected life of 4.0 years. The fair value of options granted prior to the Company’s initial public offering on February 1, 2000 are estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk-free interest rates of 5.82% and 5.38% in 2000 and 1999, respectively, and an expected life of four years.

	Year Ended December 31,
	2001	2000	1999
Dividend yield	None	None	None
Risk-free interest rate	3.82%	5.82%	5.38%
Expected volatility	1.14	1.20	N/A
Expected life	3.0 years	4.0 years	4.0 years

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS No. 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Net income (loss)—as reported	$(80,561)	$22,362	$(232)
Net loss—pro forma	$(176,687)	$(46,377)	$(702)
Basic net earnings (loss) per share—as reported	$(1.29)	$0.45	$(0.03)

Basic net loss per share—pro forma	$(2.84)	$(0.93)	$(0.08)

Diluted net earnings (loss) per share—as reported	$(1.29)	$0.34	$(0.03)

Diluted net loss per share—pro forma	$(2.84)	$(0.93)	$(0.08)

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan was adopted by the Board of Directors in November 1999 and became effective in February 2000. A total of 1,000,000 shares of common stock have been reserved for issuance, with an annual increase for subsequent years. In January 2001, the Board of Directors approved an amendment to the Purchase Plan to increase the number of shares available for issuance thereunder from 1,000,000 shares to 2,500,000 shares. A total of 162,000 and 74,000 shares have been issued pursuant to the 2000 Employee Stock Purchase Plan as of December 31, 2001 and 2000, respectively. The weighted-average purchase price per share under the Purchase Plan during 2001 and 2000 was $4.79 and $12.33, respectively. The 2000 Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock, subject to certain restrictions, through payroll deductions. The purchase price per share will be 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower.

To comply with the pro forma reporting requirements of SFAS No. 123 compensation cost is also estimated for the fair value of employee stock purchase plan issuances, which is included in the pro forma totals above. Therefore, the Company has estimated the compensation cost for its employee stock purchase plan issuances in October 2000. The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended:

	December 31,
	2001	2000
Dividend yield	None	None
Risk-free interest rate	2.44%	6.03%
Expected volatility	1.14	1.20
Expected life	6 months	9 months

The weighted-average per share fair value of the purchase rights granted under the Purchase Plan during fiscal 2001 and 2000 was $5.63 and $7.72, respectively.

Common Stock Repurchase Program

On October 3, 2001, the Board of Directors authorized a stock repurchase program of up to $15 million over the following twelve months. In 2001, the Company repurchased 1,199,000 shares under the program for an aggregate amount of $3.6 million.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS
(unaudited)

	Quarter Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$6,570	$4,610	$718	$1,533
Cost of revenues(1)	2,972	40,700	310	904

Gross profit	3,598	(36,090)	408	629
Operating expenses:
Research and development	6,433	7,057	5,331	3,171
Sales and marketing	4,592	5,070	3,606	2,297
General and administrative	1,444	1,238	1,127	504
Amortization and write-off of goodwill and intangible assets(2)	404	403	7,501	—
Amortization of deferred stock compensation	1,208	917	715	1,084
Provision for loss on operating lease	—	—	2,702	—

Total operating expenses	14,081	14,685	20,982	7,056
Operating loss	(10,483)	(50,775)	(20,574)	(6,427)
Interest income, expense, and other, net	4,031	3,056	2,334	1,945
Income tax expense	1	3,460	29	177

Net loss	$(6,453)	$(51,179)	$(18,269)	$(4,659)
Basic net loss per share	$(0.11)	$(0.83)	$(0.29)	$(0.07)

Diluted net loss per share	$(0.11)	$(0.83)	$(0.29)	$(0.07)

(1)
Cost of revenues for the quarter ended June 30, 2001 include a $37.7 million charge to write down the value of inventory on-hand at June 30, 2001 and to accrue a liability for commitments made for future raw materials purchases.

(2)
Amortization and write-off of goodwill and intangible assets for the quarter ended September 30, 2001 includes a $7.5 million charge to write-off goodwill and intangible assets related to the closure of the New Zealand subsidiary as of September 30, 2001.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$23,107	$41,053	$56,227	$28,978
Cost of revenues(1)	8,756	17,076	23,356	23,268

Gross profit	14,351	23,977	32,871	5,710
Operating expenses:
Research and development	2,728	3,622	5,884	6,495
Sales and marketing	2,078	3,635	3,495	4,060
General and administrative(2)	783	1,113	1,643	3,355
Amortization of intangibles	—	—	231	404
Amortization of deferred stock compensation	1,818	1,996	1,734	1,469

Total operating expenses	7,407	10,366	12,987	15,783
Operating income (loss)	6,944	13,611	19,884	(10,073)
Interest income, expense, and other, net	918	1,475	1,446	4,121
Income tax expense (benefit)	3,277	6,034	8,515	(1,862)

Net income (loss)	$4,585	$9,052	$12,815	$(4,090)
Basic net income (loss) per share	$0.12	$0.18	$0.24	$(0.07)

Diluted net income (loss) per share	$0.07	$0.14	$0.19	$(0.07)

(1)
Cost of revenues for the quarter ended December 31, 2000 include a $11.4 million charge to write down the value of inventory on-hand at December 31, 2000 and to accrue a liability for commitments made for future delivery of raw materials.

(2)	General and administrative expense for the quarter ended December 31, 2000 includes a $2.1 million provision for doubtful accounts as of December 31, 2000.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The Registrant incorporates by reference into this Item 10, portions of the Registrant’s Definitive Proxy Statement with respect to its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ending December 31, 2001, and the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Form 10-K.

Item 11.     Executive Compensation

The Registrant incorporates by reference into this Item 11, portions of the Registrant’s Definitive Proxy Statement with respect to its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ending December 31, 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The Registrant incorporates by reference into this Item 12, portions of the Registrant’s Definitive Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ending December 31, 2001.

Item 13.     Certain Relationships and Related Transactions

The Registrant incorporates by reference into this Item 13, portions of the Registrant’s Definitive Proxy Statement with respect to its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ending December 31, 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements and Supplementary Data

See Item 8 of this Form 10-K.

2.  Schedules

The following financial statement schedule of Turnstone Systems, Inc. for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

Schedule II—Valuation and Qualifying Accounts

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

4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2*	1998 Stock Plan and forms of agreement thereunder

10.3*	2000 Stock Plan and forms of agreement thereunder

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5***	Amended and Restated 2000 Employee Stock Purchase Plan

10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

21.1	Subsidiaries
23.1	Consent of KPMG LLP

*	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
**
Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

***	Incorporated by reference herein to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.
****
Confidential treatment requested and received as to certain portions. This exhibit is incorporated by reference herein to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(b)  Reports On Form 8-K

No current reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000 and 1999
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Operations	(Charge-offs)	Balance at End of Period
Allowance for doubtful accounts:
2001	$2,676	$(464)	$(1,614)	$598
2000	$76	$2,600	$—	$2,676
1999	$—	$76	$—	$76
Sales return reserve:
2001	$400	$—	$—	$400
2000	$200	$200	$—	$400
1999	$—	$200	$—	$200

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 20th day of March, 2002.

TURNSTONE SYSTEMS, INC.

By:	/s/ RICHARD N. TINSLEY
Richard N. Tinsley President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ERIC S. YEAMAN
Eric S. Yeaman Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard N. Tinsley and Eric S. Yeaman, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD N. TINSLEY Richard N. Tinsley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2002

/s/ P. KINGSTON DUFFIE P. Kingston Duffie	Chief Technology Officer and Director	March 20, 2002

/s/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 20, 2002

/s/ JOHN K. PETERS John K. Peters	Director	March 20, 2002

/s/ ANDREW W. VERHALEN Andrew W. Verhalen	Director	March 20, 2002

/s/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	March 20, 2002

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2*	Amended and Restated Bylaws of Turnstone Systems

4.1*	Form of Common Stock certificate

4.2*
Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2*	1998 Stock Plan and forms of agreement thereunder

10.3*	2000 Stock Plan and forms of agreement thereunder

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5***	Amended and Restated 2000 Employee Stock Purchase Plan

10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

21.1	Subsidiaries

23.1	Consent of KPMG LLP

*	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
**
Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

***	Incorporated by reference herein to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.
****
Confidential treatment requested and received as to certain portions. This exhibit is incorporated by reference herein to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.