Form 10-Q
period 2002-03-31
TURNSTONE SYSTEMS INC
filed 2002-05-10
CIK 1054131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM _____________ TO ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

There were 65,774,709 shares of the Company’s Common Stock, par value $.001, outstanding on April 30, 2002.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$81,463	$92,633
Short-term investments	142,311	115,488
Accounts receivable, net	524	510
Inventories	6,196	6,208
Income tax receivable	398	527
Prepaid expenses and other current assets	1,755	1,146

Total current assets	232,647	216,512

Property and equipment, net	2,680	3,068
Long-term investments	5,536	26,562
Restricted cash	3,639	3,639
Other assets	—	24

Total assets	$244,502	$249,805

Liabilities and stockholders’ equity
Current liabilities:
Current obligations under note payable and capital leases	$—	$41
Accounts payable	806	533
Accrued compensation and benefits	1,181	1,077
Other current liabilities and accrued expenses	2,924	3,512
Deferred revenue	337	177

Total current liabilities	5,248	5,340

Accrual for loss on operating lease, long-term portion	1,351	1,576
Other long-term liabilities	—	68

Total liabilities	6,599	6,984

Stockholders’ equity:
Convertible preferred stock, $.001 stated value, 5,000 shares authorized; none issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.001 stated value, 200,000 shares authorized; 65,713 and 65,643 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	66	66
Treasury stock, at cost	(3,554)	(3,554)
Additional paid-in capital	311,180	311,163
Deferred stock compensation	(1,739)	(2,516)
Accumulated other comprehensive income	211	842
Accumulated deficit	(68,261)	(63,180)

Total stockholders’ equity	237,903	242,821

Total liabilities and stockholders’ equity	$244,502	$249,805

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	The Three Months Ended March 31,
	2002	2001
Revenues:
Product revenue	$266	$5,373
Service revenue	397	1,197
Sales returns reserve adjustment	167	—

Total net revenues	830	6,570

Cost of revenues:
Cost of product revenue	182	2,351
Cost of service revenue	100	621

Total cost of revenues	282	2,972

Gross profit	548	3,598

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $316 and $586 for the three months ended March 31, 2002 and 2001, respectively)	3,527	6,433
Sales and marketing (exclusive of non-cash compensation expense of $183 and $314 for the three months ended March 31, 2002 and 2001, respectively)	2,165	4,592
General and administrative (exclusive of non-cash compensation expense of $236 and $308 for the three months ended March 31, 2002 and 2001, respectively)	694	1,444
Amortization of intangible assets	—	404
Amortization of deferred stock compensation	735	1,208

Total operating expenses	7,121	14,081

Operating loss	(6,573)	(10,483)
Interest income and other, net	1,597	4,031

Loss before income tax	(4,976)	(6,452)
Income tax expense	105	1

Net loss	$(5,081)	$(6,453)

Basic net loss per share of common stock	$(.08)	$(.11)

Diluted net loss per share of common stock	$(.08)	$(.11)

Weighted-average shares of common stock outstanding used in computing basic net loss per share	63,568	60,170

Weighted-average shares of common stock outstanding used in computing diluted net loss per share	63,568	60,170

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	The Three Months Ended March 31,
	2002	2001
Operating activities
Net loss	$(5,081)	$(6,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471	871
Stock compensation expense	735	1,215
Reduction in allowance doubtful accounts and sales returns	(481)	(45)
Effect of changes in foreign currency	(35)	40
Changes in assets and liabilities:
Accounts receivable	467	963
Inventories	12	(9,183)
Income tax receivable	136	4,200
Prepaid expenses and other assets	(585)	(205)
Accounts payable	273	(1,794)
Accrued compensation and benefits	104	446
Income tax payable	54	(66)
Other accrued liabilities	(642)	(5,293)
Accrual for loss on operating lease	(225)	—
Other long-term liabilities	(68)	—
Deferred revenue	160	(719)

Net cash used in operating activities	(4,705)	(16,023)

Investing activities
Acquisition of property and equipment	(83)	(556)
Purchases of available-for-sale investments, net	(59,835)	(76,869)
Proceeds from sales and maturities of available-for-sale investments	53,407	80,284

Net cash provided by (used in) investing activities	(6,511)	2,859

Financing activities
Net proceeds from issuance of common stock	59	605
Principal payments for capital lease obligations	(41)	(56)

Net cash provided by financing activities	18	549
Effect of exchange rate changes on cash and cash equivalents	28	(37)
Net decrease in cash and cash equivalents	(11,170)	(12,652)
Cash and cash equivalents at beginning of period	92,633	199,091

Cash and cash equivalents at end of period	$81,463	$186,439

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$5
Cash paid for income tax	$24	$8

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2002

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Turnstone Systems, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position at March 31, 2002 and December 31, 2001, its operating results for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K and filed with the SEC on March 20, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements as of that date.

The interim financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2.	Summary of Significant Accounting Policies

Short and Long-Term Investments

The Company’s short and long-term investments at March 31, 2002 consist primarily of U.S., state and municipal government obligations and corporate debt securities. Investments with remaining maturities of less than or equal to one year are considered short-term, and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

Inventories

Inventories are stated at the lower of cost or market (on a first-in, first-out basis), and consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$754	$750
Finished goods	5,442	5,458

	$6,196	$6,208

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that these assets be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.The Company adopted SFAS No. 144 effective December 31, 2001 and such adoption did not have a material impact on the Company’s financial statements.

3.	Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding the weighted-average number of shares of restricted stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury stock method and from convertible securities using the “as-if converted basis”. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net loss	$(5,081)	$(6,453)

Basic and diluted:
Weighted average shares of common stock outstanding	64,494	65,281
Less: Weighted average shares subject to repurchase	(926)	(5,111)

Weighted average shares used in computing basic and diluted net loss per common share	63,568	60,170

Basic and diluted net loss per common share	$(.08)	$(.11)

Options to purchase 7,188,000 shares of common stock at a weighted-average exercise price of $13.82, and 926,000 shares of common stock subject to repurchase issued to employees at an average exercise price of $.26 have been excluded from the computation of diluted net loss per share as of March 31, 2002, as their effect would have been antidilutive. Options to purchase 13,687,000 shares of common stock at a weighted average exercise price of $22.60, 2,792,000 shares of common stock subject to repurchase issued to the Company’s founders at a weighted average exercise price of $.0005, and 2,319,000 shares of common stock subject to repurchase issued to other employees at a weighted-average exercise price of $.39 have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2001, as their effect would have been antidilutive.

4.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(5,081)	$(6,453)
Change in net unrealized gain (loss) on available-for-sale investments, net	(631)	115

Total comprehensive loss	$(5,712)	$(6,338)

5.	Segment Information

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

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The Company’s operations comprise one product line. The CEO reviews financial information on a single entity level basis for purposes of making operating decisions and assessing financial performance. The entity level financial information is the same as the information presented in the accompanying condensed consolidated statements of operations. Accordingly, the Company has determined that it is engaged in a single operating segment.

For the three months ended March 31, 2002 and 2001, approximately 30% and 13%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three months ended March 31, 2002 and 2001 were substantially derived from sales of the Company’s CX100 product. Service revenues for the three months ended March 31, 2002 and 2001 were derived primarily from the Company’s maintenance programs for the CX100 product.

6.	Accrual for Loss on Operating Lease

In fiscal 2001, the Company recorded a $2.7 million provision for estimated losses, net of estimated sub-lease income, on an operating lease. The provision relates to the portion of the Company’s leased headquarter facility that it intends to sublease at prevailing market rates, which are less than the rates that the Company is obligated to pay under a contractual lease commitment. The lease expires in June 2010.

The activity for the accrual for loss on operating lease for the quarter ended March 31, 2002, consisted of the following (in thousands):

Accrual for Loss on Operating Lease
Current portion (included in other current liabilities and accrued expenses)	$901
Long-term portion	1,351

Accrual balance at March 31, 2002	$2,252

7.	Litigation

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against the Company, certain of its current and former officers and directors and the underwriter’s of the Company’s September 21, 2000 secondary offering of common stock in the United States District Court for the Northern District of California alleging that the defendants issued false and misleading statements in the Company’s prospectus issued in connection with the secondary offering. At or about the same time, four other purported class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California alleging that the defendants made false or misleading statements during the class period of June 5, 2000 through January 2, 2001. All five cases were consolidated on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed consolidated amended complaints on March 19, 2002.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in state court in California, County of Santa Clara, against the Company and certain of the Company’s officers and directors, alleging that the individual defendants caused the Company harm by either making or permitting the Company to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. The complaint asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement of the Company. The Company demurred to the complaint on July 9, 2001. On September 28, 2001, a court order was issued sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. The Company filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. The Company filed a demurrer to the second amended derivative complaint on April 22, 2002. A hearing is set for May 28, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed.

Since losses are neither probable nor reasonably estimable, management has not provided an accrual in respect of the above litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting the Company’s expectations, beliefs, intentions and strategies regarding the Company’s future and the future of its business operations, including, without limitation, statements regarding the demand for local loop automation, worldwide growth of the DSL market, attractiveness of and demand for the Company’s products, timing and success of new product introductions, seasonal buying patterns of our customers, availability of key components necessary in the manufacture of our products and expected future financial operating results and trends, such as statements about future selling prices for our products, gross margins, revenues, expenses and capital resources, constitute forward looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors Affecting Future Results,” on pp. 10 to 11, and 16 to 32, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Adverse general economic conditions, and adverse market conditions specific to the telecommunications industry, continue to affect our customers and prospective buyers of our products. In response to these market conditions, many of our customers and prospective buyers have announced plans to defer telecommunications equipment purchases and reduce capital expenditure budgets. As a result, our sales cycle may be prolonged.

Our future growth depends on our ability to develop and market next-generation copper loop automation and management products. We have dedicated, and expect to dedicate in the future, substantial resources to the research and development of new products. Additionally, we expect to continue our commitment of substantial resources to the sales and marketing efforts for existing and future products.

CRITICAL ACCOUNTING POLICIES

Management considers certain of our accounting policies to be critical because they are significant in the portrayal of the Company’s financial condition and results, or because their application requires significant reliance on management’s judgment. Critical accounting policies and judgments include revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, and provision for loss on operating lease.

We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is reasonably assured. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. Our policy generally does not allow for product returns. We maintain a reserve for estimated potential returns based on our historical minimal level of returns. Revenue from services and support provided under our maintenance programs is deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. We provide twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program are estimated and accrued for at the time of product shipment. Revenue from consulting and training is deferred based on the fair value of the services, and recognized when such services are completed.

Accounts receivable are recorded net of allowance for doubtful accounts. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice, each customer’s expected ability to pay, and our collection history with each customer. Using these criteria, we establish an allowance for specific invoices deemed uncollectible. In addition, we maintain an unallocated reserve for invoices not specifically reserved. The allowance for doubtful accounts represents management’s best current estimate of the portion of all outstanding invoices deemed uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, increasing our operating expenses. Additionally, we may in some cases receive payment for an invoice for which an allowance had previously been established, resulting in a reduction of our operating expenses.

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

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NET REVENUES

Net revenues consist of product revenue and service revenue. Product revenue for the periods presented consists primarily of shipments of our CX100 loop management products and, to a lesser extent, our Crossworks software. Service revenue is derived primarily from our product maintenance programs.

Product revenue decreased to $266,000 for the quarter ended March 31, 2002 from $5.4 million for the comparable quarter in 2001. The decrease in product revenue is due to reduced demand from competitive local exchange carrier customers, primarily attributable to the continued financial difficulties and adverse market conditions that are affecting these customers, and the long sales cycle that has delayed anticipated sales of our products to incumbent local exchange carriers.

Service revenue for the three months ended March 31, 2002 was $397,000, or 47.8% of net revenues, compared to $1.2 million, or 18.2% of net revenues, for the comparable period in 2001.

The sales returns reserve adjustment of $167,000 for the quarter ended March 31, 2002 represents a reduction in the sales returns reserve based on revised estimates of potential product returns.

Our revenue to date has been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of our products to a small number of customers. Revenue from international customers totaled 30.2% of our net revenues for the three months ended March 31, 2002 compared to 12.7% for the comparable period in 2001. Revenues from significant customers as a percentage of our total revenues for the three-month periods ended March 31, 2002 and 2001 are as follows:

	March 31,
	2002	2001
Qwest	30%	15%
Ericsson	20%	Less than 10%
Network Telephone	13%	Less than 10%
McLeodUSA	Less than 10%	46%

Ericsson resold our products to one end-user, BT Ignite, during the three months ended March 31, 2002, which represented 20% of our total revenues.

COST OF REVENUES

Cost of product revenue includes amounts paid to our third party contract manufacturer and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management and quality assurance. Cost of service revenue includes costs to maintain our customer support group, consisting primarily of salaries for customer support personnel and costs associated with technical support and training activities.

Cost of product revenue decreased to $182,000 for the three months ended March 31, 2002 from $2.4 million for the comparable period of 2001. The overall decrease in cost of product revenue for the three months ended March 31, 2002 is due primarily to the decrease in CX100 sales.

Cost of service revenue for the three months ended March 31, 2002 was $100,000 compared to $621,000 for the three months ended March 31, 2001. This decrease is primarily attributable to headcount reductions in our customer support organization that were made in response to the decreased demand for our product maintenance services.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. They also include other expenses related to the design, development, testing and enhancement of our products. We expense all of our research and development costs as they are incurred. Non-cash compensation expense for the three months ended March 31, 2002 was $316,000 compared to $586,000 for the comparable period of 2001.

Research and development expenses decreased 45.2% to $3.5 million for the three months ended March 31, 2002 from $6.4 million in the comparable period of 2001. This decrease is primarily attributable to the discontinuation of our research and development operations in New Zealand and overall headcount reductions as a result of our restructuring program in September 2001.

Development of new features and products is essential to our future success and we expect that research and development expenses will remain a substantial percentage of total operating expenses in future periods.

SALES AND MARKETING

Sales and marketing expenses, net of non-cash compensation expense, consist primarily of salaries and related costs and commissions. These expenses also include costs associated with trade shows, promotional activities and public relations. Non-cash compensation expense for the three months ended March 31, 2002 was $183,000 compared to $314,000 for the comparable period of 2001.

Sales and marketing expenses decreased 52.9% to $2.2 million for the three months ended March 31, 2002 from $4.6 million in the comparable period of 2001. This decrease was primarily due to a decrease in the number of sales and sales support personnel domestically and internationally in 2002 compared to 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for executive, finance and accounting personnel, professional fees and costs associated with our information systems. Non-cash compensation expense for the three months ended March 31, 2002 was $236,000 compared to $308,000 in the comparable period of 2001.

General and administrative expenses decreased 51.9% to $694,000 for the three months ended March 31, 2002 from $1.4 million in the comparable period of 2001. This decrease is reflective of a reduction in the allowance for doubtful accounts of $314,000 during the three months ended March 31, 2002, and reduced headcount and legal fees.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

As of March 31, 2002, deferred stock compensation for stock options granted at prices deemed to be below fair value on the date of grant totaled $1.7 million. We amortized deferred stock compensation of approximately $735,000 in the three months ended March 31, 2002.

INTEREST INCOME AND OTHER, NET

Interest income and other, net includes income from our cash investments net of expense related to our lease financing obligations. We had net interest and other income of $1.6 million for the three months ended March 31, 2002 and net interest and other income of $4.0 million for the comparable period in 2001. Interest income decreased for the comparable three-month periods primarily due to lower overall interest rates as well as lower overall cash and short-term investment balances. In future periods we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments and any future short and long-term debt outstanding during each period.

INCOME TAX EXPENSE

Income tax expense was $105,000 for the three months ended March 31, 2002, and consisted of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of March 31, 2002 consisted of $81.5 million in cash and cash equivalents, $142.3 million in short-term investments and $5.5 million in long-term investments. Since our inception, we have financed our operations through private and public sales of securities, cash generated from operations and through equipment lease financing.

During the three months ended March 31, 2002, we used $4.7 million in operating activities compared to the same period in 2001 in which we used $16.0 million in operating activities. The use of cash in operating activities for the three months ended March 31, 2002 resulted primarily from the net loss for the period, and to a lesser extent, from increases in prepaid expenses and other assets, and decreases in other accrued expenses. This use of cash in operating activities was partially offset by non-cash charges, increases in accounts payable, and decreases in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2002 was $6.5 million compared to net cash provided by investing activities of $2.9 million in the same period in 2001. Cash used in investing activities in the three months ended March 31, 2002 consisted primarily of purchases of available-for-sale investments of $59.8 million, net of proceeds from sales and maturities of similar investments in the amount of $53.4 million.

In addition, capital expenditures decreased to $83,000 for the three months ended March 31, 2002 compared to $556,000 for the same period in 2001. Capital expenditures for the three months ended March 31, 2002 consisted primarily of test and lab equipment to support research and development activities.

Net cash provided by financing activities for the three months ended March 31, 2002 was $18,000 compared to $549,000 for the comparable period in 2001. Cash provided by financing activities in the three months ended March 31, 2002 was due to proceeds from stock option exercises and employee stock purchases partially offset by payments for capital lease obligations.

We expect to continue to devote capital and operating resources to continue our research and development efforts, to strategically grow our sales, support, marketing and product development organizations, to expand marketing programs, to repurchase our common stock, and for other general corporate activities. Although we believe that current cash and investment balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities may be dilutive to our stockholders.

RISK FACTORS AFFECTING FUTURE RESULTS

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a complete loss of your investment.

WE HAVE LOST MONEY IN THE PAST, ARE CURRENTLY EXPERIENCING LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE, WHICH COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE FURTHER.

We have experienced losses in the past, are currently incurring net operating losses and expect to record net losses and generate negative cash flow for the foreseeable future. As of March 31, 2002, we had an accumulated deficit of approximately $68.3 million. Our stock price has declined substantially since our initial public offering in February 2000. If we do not succeed in generating significant revenue growth, we will not be able to achieve profitability and the market price of our common stock may decline further. We expect to continue to incur significant research, product development and sales and marketing expenses as we continue to:

•	focus our sales and marketing activities on penetrating the incumbent local exchange carriers; and

•	develop our technology, expand our existing product lines and add new product features.

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

Adjustments to the Federal Communications Commission (FCC) regulations regarding unbundled network elements, new FCC regulations or regulations set forth by other regulatory bodies or new congressional legislation may reduce or eliminate the demand for our unbundled network element management products. In December 2001, the FCC initiated a review of federal policies on unbundled network elements and a review of the regulatory requirements applicable to the provisioning of high-speed services by incumbent local exchange carriers. If the FCC should decide that incumbent carriers are no longer required to lease unbundled lines to competitive carriers, our element management products would be made obsolete.

Demand for our element management products may also be reduced or eliminated if competitive carriers fail to order unbundled lines in large volumes from incumbent carriers. Competitive carriers have experienced financial difficulties and have either reduced or delayed the buildout of their networks. If, as a result, they stop or delay their orders for unbundled lines, the incumbent carriers would have no incentive to purchase and install our element management products.

OUR LIMITED OPERATING HISTORY AND THE LIMITED VISIBILITY WE ARE EXPERIENCING WITH OUR TARGET CUSTOMERS MAKE FORECASTING DIFFICULT, AND IF OUR OPERATING RESULTS ARE BELOW EXPECTATIONS, THE PRICE OF OUR COMMON STOCK COULD DECLINE FURTHER.

As a result of our limited operating history and the limited visibility we are experiencing with our target customers, it is difficult to forecast accurately our revenues and operating expenses. Specifically, we began operations in January 1998, began shipping the CX100 in the first quarter of 1999 and introduced the SX500 in November 2000, the CX40 in June 2001 and the MX500 in November 2001. The revenue and income potential of our newer products is unproven and the market that we are addressing is rapidly evolving. Prior to the fourth quarter of 2001, we derived substantially all of our revenues from new and emerging competitive local exchange carriers. Substantially all of these competitive carriers have experienced financial difficulties and have either reduced or discontinued their purchases of our products. Our target incumbent carrier customers have recently announced cutbacks in capital spending, and we have limited visibility as to if or when they may purchase our products. Even if a target incumbent carrier customer decides to purchase our products, it may deploy our products more slowly than we or our investors or market analysts expect. As a result of these various factors, our operating results have declined in the past and may fall below our expectations and the expectations of investors and market analysts in the future, and the price of our common stock could decline further.

IF DSL TECHNOLOGY FAILS TO GAIN WIDESPREAD MARKET ACCEPTANCE, THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

If DSL technology fails to gain widespread market acceptance, our revenues and results of operations will be harmed. Our CX loop management products are primarily used by local exchange carriers who offer DSL-based services. Our future success is dependent upon whether DSL technology gains widespread market acceptance by local exchange carriers, of which there is a limited number, and by end users of their services. Local exchange carriers are continually evaluating alternative high-speed data access technologies and may at any time adopt technologies other than DSL. Numerous other high-speed access technologies, including cable modems, wireless technologies and satellite technologies compete with DSL-based services. Cable modem service can theoretically provide faster download speeds than DSL. Both satellite and wireless services receive information using radio frequencies at speeds close or comparable to DSL transmission speeds. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products.

OUR FUTURE GROWTH DEPENDS UPON OUR ABILITY TO TIMELY DESIGN, BUILD AND MARKET OUR NEXT-GENERATION COPPER LOOP AUTOMATION AND MANAGEMENT PRODUCTS.

If we fail to timely design, build and market our next-generation copper loop automation and management products, we will not be able to grow our business. We have in the past devoted, and expect to continue to devote, substantial research and development resources toward designing and building our next-generation products. Our product designs incorporate new and untested technologies currently under development, and we cannot assure you that we will be successful in perfecting these new technologies. Furthermore, even if we are able to perfect these new technologies, incorporating them into our new products may be cost prohibitive. If we experience delay with the introduction of our next-generation products as a result of technology challenges, cost or otherwise, our revenues may not be sufficient to offset the increased development expense and our earnings would suffer.

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

The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one or more of our major customers or a reduction or delay in purchases of our products from any one or more of these customers may cause our revenues to decline and could cause our stock price to decline if our revenues are below our expectations or analysts’ expectations. Revenues from significant customers as a percentage of our total revenues for the three-month periods ended March 31, 2002 and 2001 were as follows:

	March 31,
	2002	2001
Qwest	30%	15%
Ericsson	20%	Less than 10%
Network Telephone	13%	Less than 10%
McLeodUSA	Less than 10%	46%

Ericsson resold our products to one end-user, BT Ignite, during the three months ended March 31, 2002, which represented 20% of our total revenues.

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

THE LONG SALES CYCLE FOR OUR PRODUCTS MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

Because the sales cycle for our products is long, our revenues in a given quarter may not meet market expectations if we experience delays in or cancellations of customer orders. In addition, we may have incurred substantial sales and marketing expenses during a quarter without realizing offsetting revenues. As a result, delays resulting from our lengthy sales cycle could reduce our revenues and result in continuing losses. Specifically, our customers’ network planning and purchase decisions normally involve a significant commitment of resources and a lengthy evaluation and product qualification process. The decision to purchase our products is made as part of this network planning process, and our sales cycle can be as long as one year or more. Throughout the sales cycle, we often spend considerable time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Even after making the decision to purchase our products, our customers may delay or cancel the deployment of our products. Timing of deployment is unpredictable, can vary widely and depends on a number of factors, many of which are beyond our control, including:

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

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. Plaintiff filed consolidated amended complaints on March 19, 2002.

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

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. A hearing is set for May 28, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b) of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed.

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

WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

If we fail to adequately protect our intellectual property, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed twelve patent applications to date from which two patents have been issued. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

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

The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of March 31, 2002, our executive officers, directors and principal stockholders and their affiliates owned 31,844,665 shares, or approximately 48.8%, of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

INTEREST RATE RISK

The primary objective of our investment activities is to preserve principal. We attempt to maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of the investment will probably decline. To mitigate this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, the majority of our investment portfolio is invested in securities maturing within one year.

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2002 and December 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

	Maturing In Three Months Or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
	(in thousands, except for percentages)
AT MARCH 31, 2002
Included in cash and cash equivalents	$52,700	$—	$—	$52,700
Weighted average interest rate	2.02%	—	—	2.02%
Included in short-term investments	$23,658	$118,653	$—	$142,311
Weighted average interest rate	3.12%	5.31%	—	4.94%
Included in long-term investments	$—	$—	$5,536	$5,536
Weighted average interest rate	—	—	3.63%	3.63%
Total portfolio	$76,538	$118,653	$5,536	$200,547
Weighted average interest rate	2.36%	5.31%	3.63%	2.80%

AT DECEMBER 31, 2001
Included in cash and cash equivalents	$57,042	$—	$—	$57,042
Weighted average interest rate	2.22%	—	—	2.22%
Included in short-term investments	$20,757	$94,731	$—	$115,488
Weighted average interest rate	3.86%	3.15%	—	3.28%
Included in long-term investments	$—	$—	$26,562	$26,562
Weighted average interest rate	—	—	5.34%	5.34%
Total portfolio	$77,799	$94,731	$26,562	$199,092
Weighted average interest rate	2.66%	3.15%	5.34%	3.25%

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

We dispute, but cannot assure you that we will be successful in our defense of, the outstanding shareholder lawsuits against us, which are described below. If we are unsuccessful, these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against these claims, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the results and profitability of our business.

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

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. Plaintiff filed consolidated amended complaints on March 19, 2002.

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

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. A hearing is set for May 28, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b) of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On February 1, 2000, we completed our initial public offering and on September 26, 2000, we completed our secondary offering, which resulted in total net proceeds of approximately $257.6 million. To date, we have used a portion of the net proceeds from our offerings to fund general business operations. Amounts not used to fund operations have been invested in money market funds, certificates of deposit, and other investment grade securities. We may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services, repurchase Company stock in the open market, and for general corporate purposes.

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

4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2*	1998 Stock Plan and forms of agreement thereunder

10.3	Amended and Restated 2000 Stock Plan

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5***	Amended and Restated 2000 Employee Stock Purchase Plan

10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

*	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
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

TURNSTONE SYSTEMS, INC.

Date: May 10, 2002	By:	/s/ RICHARD N. TINSLEY
Richard N. Tinsley President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2002	By:	/s/ ERIC S. YEAMAN
Eric S. Yeaman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2*	Amended and Restated Bylaws of Turnstone Systems

4.1*	Form of Common Stock certificate

4.2*
Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2*	1998 Stock Plan and forms of agreement thereunder

10.3	Amended and Restated 2000 Stock Plan

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5***	Amended and Restated 2000 Employee Stock Purchase Plan

10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

*	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
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