Form 10-Q
period 2002-06-30
TURNSTONE SYSTEMS INC
filed 2002-08-02
CIK 1054131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 65,793,897 shares of the Company’s Common Stock, par value $.001, outstanding on July 31, 2002.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$92,348	$92,633
Short-term investments	101,189	115,488
Accounts receivable, net	180	510
Inventories	6,146	6,208
Income tax receivable	166	527
Prepaid expenses and other current assets	1,470	1,146

Total current assets	201,499	216,512

Property and equipment, net	2,254	3,068
Long-term investments	28,230	26,562
Restricted cash	3,639	3,639
Other assets	—	24

Total assets	$235,622	$249,805

Liabilities and stockholders’ equity
Current liabilities:
Current obligations under capital leases	$—	$41
Accounts payable	431	533
Accrued compensation and benefits	1,014	1,077
Other current liabilities and accrued expenses	2,880	3,512
Deferred revenue	416	177

Total current liabilities	4,741	5,340

Accrual for loss on operating lease, long-term portion	1,126	1,576
Other long-term liabilities	—	68

Total liabilities	5,867	6,984

Stockholders’ equity:
Convertible preferred stock, $.001 stated value, 5,000 shares authorized; none issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.001 stated value, 200,000 shares authorized; 65,807 and 65,643 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	66	66
Treasury stock, at cost	(7,946)	(3,554)
Additional paid-in capital	311,354	311,163
Deferred stock compensation	(1,186)	(2,516)
Accumulated other comprehensive income	599	842
Accumulated deficit	(73,132)	(63,180)

Total stockholders’ equity	229,755	242,821

Total liabilities and stockholders’ equity	$235,622	$249,805

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	The Three Months Ended June 30,		The Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
Product revenue	$592	$3,417	$858	$8,790
Service revenue	381	1,193	778	2,390
Sales returns reserve adjustment	—	—	167	—

Total net revenues	973	4,610	1,803	11,180

Cost of revenues:
Cost of product revenue	285	2,692	467	5,043
Cost of service revenue	86	323	186	944
Write-down of inventory	—	35,019	—	35,019
Provision for purchase commitments	—	2,666	—	2,666

Total cost of revenues	371	40,700	653	43,672

Gross profit (loss)	602	(36,090)	1,150	(32,492)

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $244 and $475 for the three months ended June 30, 2002 and 2001 and $561 and $1,061 for the six months ended June 30, 2002 and 2001, respectively)	3,588	7,057	7,115	13,490
Sales and marketing (exclusive of non-cash compensation expense of $130 and $188 for the three months ended June 30, 2002 and 2001 and $312 and $502 for the six months ended June 30, 2002 and 2001, respectively)	2,152	5,070	4,317	9,662
General and administrative (exclusive of non-cash compensation expense of $176 and $254 for the three months ended June 30, 2002 and 2001 and $412 and $562 for the six months ended June 30, 2002 and 2001, respectively)	766	1,238	1,460	2,682
Amortization of intangible assets	—	403	—	807
Amortization of deferred stock compensation	550	917	1,285	2,125

Total operating expenses	7,056	14,685	14,177	28,766

Operating loss	(6,454)	(50,775)	(13,027)	(61,258)
Interest income and other, net	1,492	3,056	3,089	7,087

Loss before income tax	(4,962)	(47,719)	(9,938)	(54,171)
Income tax expense (benefit)	(91)	3,460	14	3,461

Net loss	$(4,871)	$(51,179)	$(9,952)	$(57,632)

Basic net loss per share of common stock	$(.08)	$(.83)	$(.16)	$(.94)

Diluted net loss per share of common stock	$(.08)	$(.83)	$(.16)	$(.94)

Weighted-average shares of common stock outstanding used in computing basic net loss per share	63,283	61,829	63,424	60,999

Weighted-average shares of common stock outstanding used in computing diluted net loss per share	63,283	61,829	63,424	60,999

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	The Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(9,952)	$(57,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	925	1,841
Stock compensation expense	1,285	2,125
Common stock issued for services	—	7
Provision for doubtful accounts and sales returns	(664)	(27)
Deferred tax expense	—	2,936
Effect of changes in foreign currency	(93)	33
Changes in assets and liabilities:
Accounts receivable	994	(252)
Income tax receivable	381	4,588
Inventory	62	22,360
Prepaid expenses and other assets	(297)	962
Accounts payable	(102)	(4,329)
Accrued compensation and benefits	(68)	197
Other current liabilities and accrued expenses	(639)	(4,385)
Accrual for loss on operating lease	(450)	—
Other long-term liabilities	(68)	—
Deferred revenue	239	(1,066)

Net cash used in operating activities	(8,447)	(32,642)

Investing activities
Acquisition of property and equipment	(122)	(1,106)
Proceeds from disposal of property and equipment	11	—
Purchases of available-for-sale investments, net	(106,395)	(129,101)
Proceeds from sales and maturities of available-for-sale investments	118,782	98,927
Purchases of treasury stock	(4,392)	—

Net cash provided by (used in) investing activities	7,884	(31,280)

Financing activities
Net proceeds from issuance of common stock	236	1,420
Principal payments of capital lease obligations	(41)	(113)

Net cash provided by financing activities	195	1,307
Effect of exchange rate changes on cash and cash equivalents	83	12
Net decrease in cash and cash equivalents	(285)	(62,603)
Cash and cash equivalents at beginning of period	92,633	199,091

Cash and cash equivalents at end of period	$92,348	$136,488

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$9
Cash paid for income tax	$126	$210

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2002

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Turnstone Systems, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position at June 30, 2002 and December 31, 2001, its operating results for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K and filed with the SEC on March 20, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements as of that date.

The interim financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2.  Summary of Significant Accounting Policies

Short and Long-Term Investments

The Company’s short and long-term investments at June 30, 2002 consist primarily of U.S., state and municipal government obligations and corporate debt securities. Investments with remaining maturities of less than or equal to one year are considered short-term, and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

Inventories

Inventories are stated at the lower of cost or market (on a first-in, first-out basis), and consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$951	$750
Finished goods	5,195	5,458

	$6,146	$6,208

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that these assets be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective December 31, 2001 and the adoption did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect that the adoption of SFAS No. 145 will have a material impact on the Company’s financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(4,871)	$(51,179)	$(9,952)	$(57,632)

Basic and diluted:
Weighted average shares of common stock outstanding	64,084	64,863	64,288	65,071
Less: Weighted average shares subject to repurchase	(801)	(3,034)	(864)	(4,072)

Weighted average shares used in computing basic and diluted net loss per common share	63,283	61,829	63,424	60,999

Basic and diluted net loss per common share	$(.08)	$(.83)	$(.16)	$(.94)

Options to purchase 10,104,000 shares of common stock and 767,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of June 30, 2002, as their effect would have been antidilutive. Options to purchase 12,868,000 shares of common stock, 1,009,000 shares of common stock subject to repurchase issued to the Company’s founders, and 1,654,000 shares of common stock subject to repurchase issued to other employees have been excluded from the computation of diluted net loss per share as of June 30, 2001, as their effect would have been antidilutive.

4.  Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(4,871)	$(51,179)	$(9,952)	$(57,632)
Change in net unrealized gain (loss) on available-for-sale investments, net	387	14	(243)	129

Total comprehensive loss	$(4,484)	$(51,165)	$(10,195)	$(57,503)

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

For the three months ended June 30, 2002 and 2001, approximately 45.6% and 22.7%, respectively, of revenues were derived from sales to customers located outside the United States. For the six months ended June 30, 2002 and 2001, approximately 39.3% and 18.9%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three and six months ended June 30, 2002 and 2001 were substantially from sales of our CX100 product. Service revenues for the three and six months ended June 30, 2002 and 2001 were derived primarily from the Company’s maintenance programs for the CX100 product.

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

For the three months ended June 30, 2002, activity for the accrual on operating lease was comprised of cash payments of $225,000 on the operating lease. The accrual for loss on operating lease for the quarter ended June 30, 2002, consisted of the following (in thousands):

Accrual for Loss on Operating Lease
Current portion (included in other current liabilities and accrued expenses)	$901
Long-term portion	1,126

Accrual balance at June 30, 2002	$2,027

7.  Litigation

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against the Company, certain of its current and former officers and directors and the underwriters of the Company’s September 21, 2000 secondary offering of common stock in the United States District Court for the Northern District of California alleging that the defendants issued false and misleading statements in the Company’s prospectus issued in connection with the secondary offering. At or about the same time, four other purported class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California alleging that the defendants made false or misleading statements during the class period of June 5, 2000 through January 2, 2001. All five cases were consolidated on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed two separate consolidated amended complaints on March 19, 2002. On June 20, 2002, Judge Armstrong issued an order for plaintiff to show cause as to why the action should not be dismissed with prejudice for plaintiff’s failure to file one consolidated amended complaint. Plaintiff filed a certificate of counsel in response to the order on June 27, 2002. The Company filed its response on July 3, 2002.

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

On September 28, 2001, a court order was issued sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. The Company filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. The Company filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, Judge Komar issued an order sustaining the demurrer and dismissing the complaint with prejudice.

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

Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2002. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting the Company’s expectations, beliefs, intentions and strategies regarding the Company’s future and the future of its business operations, including, without limitation, statements regarding the demand for local loop automation, worldwide growth of the

DSL market, attractiveness of and demand for the Company’s products, timing and success of new product introductions, seasonal buying patterns of our customers, availability of key components necessary in the manufacture of our products and expected future financial operating results and trends, such as statements about future selling prices for our products, gross margins, revenues, expenses and capital resources, constitute forward looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors Affecting Future Results,” on pp. 11, and 17 to 33, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Accounts receivable are recorded net of allowance for doubtful accounts. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice, each customer’s expected ability to pay, and our collection history with each customer. Using these criteria, we establish an allowance for specific invoices deemed uncollectible. In addition, we maintain an unallocated reserve for invoices not specifically reserved. The allowance for doubtful accounts represents management’s best current estimate of the portion of all outstanding invoices deemed uncollectible. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, increasing our operating expenses. Additionally, we may in some cases receive payment for an invoice for which an allowance had previously been established, resulting in a reduction of our operating expenses.

Inventory is stated at the lower of cost or market. If we determine that the utility of our inventory has been impaired, we reflect this impairment by recording a charge to cost of revenues in the current period. Such determinations are based on management’s estimates regarding future demand and recoverable cost for inventories in excess of foreseeable demand, requiring assumptions on highly uncertain matters. As such, a range of reasonable estimates exists. At June 30, 2002, inventory is valued in accordance with management’s best current estimates; however, if a different estimate within the range were used, additional charges to cost of revenues of up to $6.1 million may be required in the current or future periods.

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NET REVENUES

Net revenues consist of product revenue and service revenue. Product revenue for the periods presented consists primarily of shipments of our CX100 loop management products and, to a lesser extent, our Crossworks software. Service revenue is derived primarily from our product maintenance programs.

Product revenue decreased to $592,000 for the quarter ended June 30, 2002 from $3.4 million for the comparable quarter in 2001. Product revenue decreased to $858,000 for the six months ended June 30, 2002 from $8.8 million for the comparable period in 2001. The decrease in product revenue is due to reduced demand from competitive local exchange carrier customers, primarily attributable to the continued financial difficulties and adverse market conditions that are affecting these customers, and the long sales cycle that has delayed anticipated sales of our products to incumbent local exchange carriers.

Service revenue for the three months ended June 30, 2002 was $381,000, or 39.2% of net revenues, compared to $1.2 million, or 25.9% of net revenues, for the comparable period in 2001. Service revenues decreased to $778,000, or 43.2% of net revenues for the six months ended June 30, 2002, compared to $2.4 million, or 21.4% of net revenues for the comparable period in 2001.

Our revenue to date has been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of our products to a small number of customers. Revenue from international customers totaled 45.6% of our net revenues for the three months ended June 30, 2002 compared to 22.7% for the comparable period in 2001. For the six months ended June 30, 2002 and 2001, approximately 39.3% and 18.9%, respectively, of revenues were derived from sales to customers located outside the United States.

For the three months ended June 30, 2002 and 2001, three customers each contributed greater than 10% of total revenues, for combined totals of 63% and 56%, respectively. For the six months ended June 30, 2002 and 2001, two customers and three customers, respectively, each contributed greater than 10% of total revenues, for combined totals of 45% and 57% of total revenues, respectively.

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

In the aggregate, cost of product revenue, write-down of inventory and provision for purchase commitments decreased to $285,000 for the three months ended June 30, 2002 from $40.4 million for the comparable period of 2001, and decreased to $467,000 for the six months ended June 30, 2002 from $42.7 million in the comparable period of 2001. The overall decrease for the three and six months ended June 30, 2002 is primarily due to a $37.7 million charge recorded during the three months ended June 30, 2001 to write down the value of component and product inventory, and to accrue for minimum required purchase commitments. The remaining decrease for the three and six months ended June 30, 2002 is due to the decrease in CX100 sales from the comparable periods in 2001.

Cost of service revenue for the three months ended June 30, 2002 was $86,000 compared to $323,000 for the three months ended June 30, 2001. Cost of service revenue decreased to $186,000 for the six months ended June 30, 2002 from $944,000 for the comparable period in 2001. This decrease is primarily attributable to headcount reductions in our customer support organization that were made in response to the decreased demand for our product maintenance services.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. We expense all of our research and development costs as they are incurred. Non-cash compensation expense for the three months ended June 30, 2002 was $244,000 compared to $475,000 for the comparable period of 2001.

Research and development expenses decreased 49.2% to $3.6 million for the three months ended June 30, 2002 from $7.1 million in the comparable period of 2001. Research and development expenses decreased 47.3% to $7.1 million for the six months ended June 30, 2002 from $13.5 million in the comparable period of 2001. This decrease is primarily attributable to the discontinuation of our research and development operations in New Zealand and overall headcount reductions as a result of our restructuring program in September 2001.

Development of new features and products is essential to our future success and we expect that research and development expenses will remain a substantial percentage of total operating expenses in future periods.

SALES AND MARKETING

Sales and marketing expenses, net of non-cash compensation expense, consist primarily of salaries and related costs, commissions, costs associated with trade shows, and promotional and public relations activities. Non-cash compensation expense for the three months ended June 30, 2002 was $130,000 compared to $188,000 for the comparable period of 2001.

Sales and marketing expenses decreased 57.6% to $2.2 million for the three months ended June 30, 2002 from $5.1 million in the comparable period of 2001. Sales and marketing expenses decreased 55.3% to $4.3 million for the six months ended June 30, 2002 from $9.7 million in the comparable period of 2001. This decrease was primarily due to a decrease in the number of sales and sales support personnel domestically and internationally in 2002 compared to 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for executive, finance and accounting personnel, professional fees and costs associated with our information systems. Non-cash compensation expense for the three months ended June 30, 2002 was $176,000 compared to $254,000 in the comparable period of 2001.

General and administrative expenses decreased 38.1% to $766,000 for the three months ended June 30, 2002 from $1.2 million in the comparable period of 2001. General and administrative expenses decreased 45.6% to $1.5 million for the six months ended June 30, 2002 from $2.7 million in the comparable period of 2001. This decrease was primarily due to a decrease in the number of accounting and finance personnel in 2002 compared to 2001, and to a lesser extent, decreased professional services fees.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

As of June 30, 2002, deferred stock compensation for stock options granted at prices deemed to be below fair value on the date of grant totaled $1.2 million. We amortized deferred stock compensation of approximately $550,000 in the three months ended June 30, 2002 and $917,000 for the comparable period in 2001. Amortization of deferred stock compensation was $1.3 million for the six months ended June 30, 2002 and $2.1 million for the comparable period in 2001.

INTEREST INCOME AND OTHER, NET

Interest income and other, net includes income from our cash investments net of expense related to our lease financing obligations. We had net interest and other income of $1.5 million for the three months ended June 30, 2002 and interest income and other, net of $3.1 million for the comparable period in 2001. We had net interest and other income of $3.1 million for the six months ended June 30, 2002 and interest income and other, net of $7.1 million for the comparable period in 2001. Interest income decreased for the comparable three and six-month periods primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances. In future periods, we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments and any future short and long-term debt outstanding during each period.

INCOME TAX EXPENSE (BENEFIT)

Income tax benefit was $91,000 for the three months ended June 30, 2002 and net income tax expense was $14,000 for the six months ended June 30, 2002. Income tax expense (benefit) for the three and six months ended June 30, 2002 was attributable to state and foreign income taxes, offset by a refund of foreign income taxes paid related to our discontinued New Zealand operations. Income tax expense was $3.5 million for the three and six months ended June 30, 2001, primarily due to a $3.4 million allowance for that portion of the deferred tax asset that more likely than not will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of June 30, 2002 consisted of $92.3 million in cash and cash equivalents, $101.2 million in short-term investments and $28.2 million in long-term investments. Since our inception, we have financed our operations through private and public sales of securities, cash generated from operations and, to a lesser extent, through equipment lease financing.

During the six months ended June 30, 2002, we used $8.4 million in operating activities compared to the same period in 2001 in which we used $32.6 million in operating activities. The use of cash in operating activities for the six months ended June 30, 2002 resulted primarily from the net loss for the period, and to a lesser extent, from increases in prepaid expenses and other assets, and decreases in other current liabilities and accrued expenses, accrual for loss on operating lease and accounts payable. This use of cash in operating activities was partially offset by non-cash charges, decreases in accounts receivable and income taxes receivable, and an increase in deferred revenue.

Net cash provided by investing activities for the six months ended June 30, 2002 was $7.9 million compared to net cash used in investing activities of $31.3 million in the same period in 2001. Cash provided by investing activities in the six months ended June 30, 2002 consisted primarily of proceeds from sales and maturities of available for sale investments of $118.8 million, net of purchases of similar investments in the amount of $106.4 million, and purchases of treasury stock totaling $4.4 million.

In addition, capital expenditures decreased to $122,000 for the six months ended June 30, 2002 compared to $1.1 million for the same period in 2001. Capital expenditures for the six months ended June 30, 2002 consisted primarily of test and lab equipment to support research and development activities.

Net cash provided by financing activities for the six months ended June 30, 2002 was $195,000 compared to $1.3 million for the comparable period in 2001. Cash provided by financing activities in the six months ended June 30, 2002 was due to the net proceeds from stock option exercises and employee stock purchases, partially offset by payments for capital lease obligations.

We expect to continue to devote capital and operating resources to continue our research and development efforts, to strategically grow our sales, support, marketing and product development organizations, to expand marketing programs, and for other general corporate activities. Additionally, we may use capital resources to repurchase our common stock. Although we believe that current cash and investment balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities may be dilutive to our stockholders.

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

We have experienced losses in the past, are currently incurring net operating losses and expect to record net losses and generate negative cash flow for the foreseeable future. As of June 30, 2002, we had an accumulated deficit of approximately $73.1 million. Our stock price has declined substantially since our initial public offering in February 2000. If we do not succeed in generating significant revenue growth, we will not be able to achieve profitability and the market price of our common stock may decline further. We expect to continue to incur significant research, product development and sales and marketing expenses as we continue to:

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

Adjustments to the Federal Communications Commission (FCC) regulations regarding unbundled network elements, new FCC regulations or regulations set forth by other regulatory bodies or new congressional legislation may reduce or eliminate the demand for our unbundled network element management products. In December 2001, the FCC initiated a review of federal policies on unbundled network elements and a review of the regulatory requirements applicable to the provisioning of high-speed services by incumbent local exchange carriers. If the FCC should decide that incumbent carriers are no longer required to lease unbundled lines to competitive carriers, our unbundled network element management products would be made obsolete.

Demand for our unbundled network element management products may also be reduced or eliminated if competitive carriers fail to order unbundled lines in large volumes from incumbent carriers. Competitive carriers have experienced financial difficulties and have either reduced or delayed the buildout of their networks and the marketing of their services. If, as a result, they stop or delay their orders for unbundled lines, the incumbent carriers would have no incentive to purchase and install our unbundled network element management products.

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

The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one or more of our major customers or a reduction or delay in purchases of our products from any one or more of these customers may cause our revenues to decline and could cause our stock price to decline if our revenues are below our expectations or analysts’ expectations. Revenues from significant customers as a percentage of our total revenues for the six-month periods ended June 30, 2002 and 2001 were as follows:

	June 30,
	2002	2001
Qwest	25%	17%
Ericsson	20%	Less than 10%
XO Communications	Less than 10%	11%
McLeodUSA	Less than 10%	28%

Ericsson resold our products to one end-user, BT Ignite, during the six months ended June 30, 2002, which represented 20% of our total revenues during that period.

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

The market for telecommunications equipment is highly competitive. If we are unable to compete effectively, we may not be able to achieve profitability. A number of companies produce products that compete with our loop management products, including Harris Corporation; Hekimian Laboratories, a division of Spirent plc; Nokia Corporation; Nortel Networks; Sunrise Telecom; Teradyne Corporation and Tollgrade Communications. Our primary competitors in the copper switching and unbundled network management market include NHC Communications, Simpler Networks, Aveya and Con-X Corporation. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter the market, thereby further intensifying competition.

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

IF OUR CUSTOMERS FILE FOR BANKRUPTCY PROTECTION, WE MAY BE REQUIRED TO RETURN SOME OR ALL OF THE PAYMENTS WE RECEIVE FROM THEM AS PART OF THE BANKRUPTCY PROCEEDINGS.

Because of their inability to obtain additional financing or generate sufficient revenues to fund their operations, a number of our customers have filed or may file for bankruptcy protection. The bankruptcy court may require us to return some or all of the payments we received from such customers prior to their initiation of bankruptcy proceedings, which would negatively affect our financial results.

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

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. Plaintiff filed two separate consolidated amended complaints on March 19, 2002. On June 20, 2002, Judge Armstrong issued an order for plaintiff to show cause as to why the action should not be dismissed with prejudice for plaintiff’s failure to file one consolidated amended complaint. Plaintiff filed a certificate of counsel in response to the order on June 27, 2002. We filed a response on July 3, 2002.

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

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, Judge Komar issued an order sustaining the demurrer and dismissing the complaint with prejudice.

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

We have a supply contract with Fine Pitch, a subsidiary of Solectron Corporation, to build our products. We provide product demand forecasts to Fine Pitch no less than six months prior to scheduled delivery of products to our customers. If we overestimate our requirements or if our customers cancel or delay their orders on short notice, Fine Pitch may have excess inventory, which we have had to purchase in the past, and may be obligated to purchase in the future. If we underestimate our requirements, Fine Pitch may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues, or add additional costs to our products to expedite delivery of certain long lead time components.

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

IF OUR SALES DO NOT INCREASE IN THE FORESEEABLE FUTURE, WE MAY HAVE TO RECORD ADDITIONAL CHARGES TO FURTHER WRITE DOWN OUR INVENTORY BALANCES.

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

WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

If we fail to adequately protect our intellectual property, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed sixteen patent applications to date from which two patents have been issued. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

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

The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of June 30, 2002, our executive officers, directors and principal stockholders and their affiliates owned 30,622,530 shares, or approximately 46.5%, of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

	Maturing In Three Months Or Less	Maturing Between Three Months And One Year	Maturing Greater Than One Year	Total
	(in thousands, except for percentages)
AT JUNE 30, 2002
Included in cash and cash equivalents	$34,526	$—	$—	$34,526
Weighted average interest rate	2.07%	—	—	2.07%
Included in short-term investments	$24,407	$76,782	$—	$101,189
Weighted average interest rate	2.46%	3.71%	—	3.41%
Included in long-term investments	$—	$—	$28,230	$28,230
Weighted average interest rate	—	—	3.63%	3.63%
Total portfolio	$58,933	$76,782	$28,230	$163,945
Weighted average interest rate	2.24%	3.71%	3.63%	3.05%

AT DECEMBER 31, 2001
Included in cash and cash equivalents	$57,042	$—	$—	$57,042
Weighted average interest rate	2.22%	—	—	2.22%
Included in short-term investments	$20,757	$94,731	$—	$115,488
Weighted average interest rate	3.86%	3.15%	—	3.28%
Included in long-term investments	$—	$—	$26,562	$26,562
Weighted average interest rate	—	—	5.34%	5.34%
Total portfolio	$77,799	$94,731	$26,562	$199,092
Weighted average interest rate	2.66%	3.15%	5.34%	3.25%

EXCHANGE RATE SENSITIVITY

We develop our products in the United States and market our products in the United States, Canada, Europe, Asia, and Australia. Substantially all of our sales and expenses are denominated in United States dollars. As a result, a strengthening of the dollar could make our products less competitive in foreign markets. We have not engaged in any foreign exchange hedging activities to date. We may conduct transactions in foreign currencies in the future as we expand our international operations and may engage in foreign exchange hedging activities at that time. Currencies held in other than the US dollar in our subsidiaries have been insignificant. As such, we have not had any material exposure to foreign currency rate fluctuations.

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

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. Plaintiff filed two separate consolidated amended complaints on March 19, 2002. On June 20, 2002, Judge Armstrong issued an order for plaintiff to show cause as to why the action should not be dismissed with prejudice for plaintiff’s failure to file one consolidated amended complaint. Plaintiff filed a certificate of counsel in response to the order on June 27, 2002. We filed our response on July 3, 2002.

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

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, Judge Komar issued an order sustaining the demurrer and dismissing the complaint with prejudice.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2002 annual meeting of stockholders in Santa Clara, California on May 16, 2002. Of the 65,712,534 shares outstanding as of the record date, 61,650,973 shares were present or represented by proxy at the meeting. At the 2002 annual meeting the following actions were voted upon:

1.	To elect the following two Class III directors to serve for a term ending upon the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified:

	FOR	Withheld Authority
Robert J. Finocchio, Jr.	61,287,276	363,697
John K. Peters	61,285,902	365,071

2.	Ratification of Amendments to our 2000 Stock Plan that:

A.	make every non-employee director, regardless of the percentage of stock he or she beneficially owns, eligible to receive automatic initial and subsequent annual stock option grants.

FOR	AGAINST	ABSTAIN
54,084,443	7,433,636	132,894

B.	increase the automatic initial stock option grant to new non-employee directors to an option to purchase 200,000 shares of our common stock; and

FOR	AGAINST	ABSTAIN
53,983,141	7,626,999	40,833

C.
increase the automatic subsequent annual stock option grant to non-employee directors who have served on our board of directors for at least the prior six months to an option to purchase 50,000 shares of our common stock, provided that any non-employee director who has received another stock option or stock grant from us within the six months preceding an automatic annual grant is ineligible to receive that particular automatic annual grant.

FOR	AGAINST	ABSTAIN
53,985,493	7,624,586	40,894

3.	To ratify the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2002:

FOR	AGAINST	ABSTAIN
61,552,656	87,058	11,259

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

4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2*	1998 Stock Plan and forms of agreement thereunder

10.3***	Amended and Restated 2000 Stock Plan

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5****	Amended and Restated 2000 Employee Stock Purchase Plan

10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11*****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
**
Confidential treatment requested and received as to certain portions. These exhibits are incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

***	Incorporated herein by reference to Appendix A of our 2002 Definitive Proxy Statement on Schedule 14A, filed on April 16, 2002 with the Securities and Exchange Commission.
****	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.
*****
Confidential treatment requested as to certain portions. This exhibit is incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(b)  No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date:	August 2, 2002	By:	/s/ RICHARD N. TINSLEY
Richard N. Tinsley President and Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2002	By:	/s/ ERIC S. YEAMAN
Eric S. Yeaman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2*	Amended and Restated Bylaws of Turnstone Systems

4.1*	Form of Common Stock certificate

4.2*
Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3**	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1*	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2*	1998 Stock Plan and forms of agreement thereunder

10.3***	Amended and Restated 2000 Stock Plan

10.4*	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5****	Amended and Restated 2000 Employee Stock Purchase Plan

10.6**	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7**	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8*	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11*****	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
**
Confidential treatment requested and received as to certain portions. These exhibits are incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

***	Incorporated herein by reference to Appendix A of our 2002 Definitive Proxy Statement on Schedule 14A, filed on April 16, 2002 with the Securities and Exchange Commission.
****	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.
*****
Confidential treatment requested as to certain portions. This exhibit is incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.