Form 10-Q
period 2002-09-30
TURNSTONE SYSTEMS INC
filed 2002-11-06
CIK 1054131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

There were 65,841,815 shares of the Company’s Common Stock, par value $.001, outstanding on October 31, 2002.

TURNSTONE SYSTEMS, INC.

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$110,076	$92,633
Short-term investments	73,040	115,488
Accounts receivable, net	241	510
Inventories	5,796	6,208
Income tax receivable	10	527
Prepaid expenses and other current assets	1,205	1,146

Total current assets	190,368	216,512

Property and equipment, net	1,834	3,068
Long-term investments	34,876	26,562
Restricted cash	3,639	3,639
Other assets	—	24

Total assets	$230,717	$249,805

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$585	$533
Accrued compensation and benefits	1,059	1,077
Other current liabilities and accrued expenses	2,632	3,512
Deferred revenue	395	177
Current obligations under capital leases	—	41

Total current liabilities	4,671	5,340

Accrual for loss on operating lease, long-term portion	901	1,576
Other long-term liabilities	—	68

Total liabilities	5,572	6,984

Stockholders’ equity:
Convertible preferred stock, $0.001 stated value, 5,000 shares authorized; none issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.001 stated value, 200,000 shares authorized; 65,757 and 65,643 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	66	66
Treasury stock, at cost; 2,360 and 1,199 shares at September 30, 2002 and December 31, 2001, respectively	(7,946)	(3,554)
Additional paid-in capital	311,356	311,163
Deferred stock compensation	(763)	(2,516)
Accumulated other comprehensive income	495	842
Accumulated deficit	(78,063)	(63,180)

Total stockholders’ equity	225,145	242,821

Total liabilities and stockholders’ equity	$230,717	$249,805

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	The Three Months Ended September 30,		The Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Product revenue	$707	$287	$1,565	$9,077
Service revenue	351	431	1,129	2,821
Sales returns reserve adjustment	—	—	167	—

Total net revenues	1,058	718	2,861	11,898
Cost of revenues:
Cost of product revenue	388	103	855	5,146
Cost of service revenue	91	207	277	1,151
Write-down of inventory	75	—	75	35,019
Provision for purchase commitments	—	—	—	2,666

Total cost of revenues	554	310	1,207	43,982
Gross profit (loss)	504	408	1,654	(32,084)
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $184 and $356 for the three months ended September 30, 2002 and 2001 and $745 and $1,417 for the nine months ended September 30, 2002 and 2001, respectively)	3,947	5,331	11,062	18,821
Sales and marketing (exclusive of non-cash compensation expense of $104 and $142 for the three months ended September 30, 2002 and 2001 and $416 and $644 for the nine months ended September 30, 2002 and 2001, respectively)	1,866	3,606	6,183	13,268
General and administrative (exclusive of non-cash compensation expense of $137 and $217 for the three months ended September 30, 2002 and 2001 and $549 and $779 for the nine months ended September 30, 2002 and 2001, respectively)	640	1,127	2,100	3,809
Amortization and write-off of intangible assets	—	7,501	—	8,308
Amortization of deferred stock compensation	425	715	1,710	2,840
Provision for loss on operating lease	—	2,702	—	2,702

Total operating expenses	6,878	20,982	21,055	49,748

Operating loss	(6,374)	(20,574)	(19,401)	(81,832)
Interest income and other, net	1,507	2,334	4,596	9,421

Loss before income tax	(4,867)	(18,240)	(14,805)	(72,411)
Income tax expense	64	29	78	3,490

Net loss	$(4,931)	$(18,269)	$(14,883)	$(75,901)

Basic net loss per share of common stock	$(.08)	$(.29)	$(.24)	$(1.23)

Diluted net loss per share of common stock	$(.08)	$(.29)	$(.24)	$(1.23)

Weighted-average shares of common stock outstanding used in computing basic net loss per share	62,736	63,272	63,188	61,757

Weighted-average shares of common stock outstanding used in computing diluted net loss per share	62,736	63,272	63,188	61,757

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	The Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(14,883)	$(75,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,376	2,363
Write-off of intangible assets	—	7,501
Stock compensation expense	1,710	2,840
Common stock issued for services	1	7
Provision for doubtful accounts and sales returns	(664)	(73)
Loss on disposal of property and equipment	—	241
Provision for loss on operating lease	—	2,702
Effect of changes in foreign currency	(113)	50
Changes in assets and liabilities:
Accounts receivable	933	720
Income tax receivable	533	4,175
Deferred tax asset	—	3,262
Inventory	412	22,446
Prepaid expenses and other assets	(32)	690
Accounts payable	52	(7,529)
Accrued compensation and benefits	(18)	(38)
Other current liabilities and accrued expenses	(887)	(7,566)
Accrual for loss on operating lease	(675)	—
Income tax payable	—	408
Other long-term liabilities	(68)	—
Deferred revenue	218	(1,343)

Net cash used in operating activities	(12,105)	(45,045)
Investing activities
Acquisition of property and equipment	(153)	(1,234)
Acquisition of Paragon Solutions Limited	—	(5,000)
Proceeds from disposal of property and equipment	11	—
Purchases of available-for-sale investments, net	(148,576)	(179,001)
Proceeds from sales and maturities of available-for-sale investments	182,363	146,729

Net cash provided by (used in) investing activities	33,645	(38,506)
Financing activities
Net proceeds from issuance of common stock	236	1,390
Principal payments of capital lease obligations	(41)	(170)
Purchases of treasury stock	(4,392)	—

Net cash provided by (used in) financing activities	(4,197)	1,220
Effect of exchange rate changes on cash and cash equivalents	100	4
Increase (decrease) in cash and cash equivalents	17,443	(82,327)
Cash and cash equivalents at beginning of period	92,633	199,091

Cash and cash equivalents at end of period	$110,076	$116,764

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$11
Cash paid for income tax	$175	$251
Noncash investing and financing activities:
Deferred stock compensation	—	$1,776

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2002

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Turnstone Systems, Inc. (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position at September 30, 2002 and December 31, 2001, its operating results for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K and filed with the SEC on March 20, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements as of that date.

The interim financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2.    Summary of Significant Accounting Policies

Short and Long-Term Investments

The Company has classified its investments as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses are included in other comprehensive loss. Realized gains and losses are computed using the specific identification method.

The Company’s short and long-term investments at September 30, 2002 consist primarily of U.S., state and municipal government and government agency obligations and corporate debt securities. Investments with remaining maturities of less than or equal to one year are considered short-term, and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

Inventories

Inventories are stated at the lower of cost or market (on a first-in, first-out basis), and consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$955	$750
Finished goods	4,841	5,458

	$5,796	$6,208

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that these assets be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective January 1, 2002 and the adoption did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that the adoption of SFAS No. 146 will have a material impact on the Company’s financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(4,931)	$(18,269)	$(14,883)	$(75,901)

Basic and diluted:
Weighted average shares of common stock outstanding	63,429	64,947	63,995	65,030
Less: Weighted average shares subject to repurchase	(693)	(1,675)	(807)	(3,273)

Weighted average shares used in computing basic and diluted net loss per common share	62,736	63,272	63,188	61,757

Basic and diluted net loss per common share	$(.08)	$(.29)	$(.24)	$(1.23)

Options to purchase 10,074,000 shares of common stock and 648,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of September 30, 2002, as their effect would have been antidilutive. Options to purchase 10,838,000 shares of common stock, 252,000 shares of common stock subject to repurchase issued to the Company’s founders, and 892,000 shares of common stock subject to repurchase issued to other employees have been excluded from the computation of diluted net loss per share as of September 30, 2001, as their effect would have been antidilutive.

4.    Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(4,931)	$(18,269)	$(14,883)	$(75,901)
Change in net unrealized gain (loss) on available-for-sale investments, net	(104)	450	(347)	579

Total comprehensive loss	$(5,035)	$(17,819)	$(15,230)	$(75,322)

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

For the three months ended September 30, 2002 and 2001, approximately 58.0% and 0.8%, respectively, of revenues were derived from sales to customers located outside the United States. For the nine months ended September 30, 2002 and 2001, approximately 46.6% and 15.8%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three and nine months ended September 30, 2002 and 2001 were derived from sales of our loop management products. Service revenues for the three and nine months ended September 30, 2002 and 2001 were derived primarily from the Company’s maintenance programs for loop management products.

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

For the three months ended September 30, 2002, activity for the accrual on operating lease was comprised of cash payments of $225,000 on the operating lease. The accrual for loss on operating lease for the quarter ended September 30, 2002, consisted of the following (in thousands):

Accrual for Loss on Operating Lease
Current portion (included in other current liabilities and accrued expenses)	$901
Long-term portion	901

Accrual balance at September 30, 2002	$1,802

7.    Litigation

A.    Shareholder Litigation

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

All five cases were consolidated on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed two separate consolidated amended complaints on March 19, 2002. On June 20, 2002, Judge Armstrong issued an order for plaintiff to show cause as to why the action should not be dismissed with prejudice for plaintiff’s failure to file one consolidated amended complaint. Plaintiff filed a certificate of counsel in response to the order on June 27, 2002. The Company filed its response on July 3, 2002. On August 30, 2002, Judge Armstrong struck the two separate amended complaints previously filed by plaintiff and ordered that a single amended complaint be filed. Plaintiff filed a single amended complaint on September 13, 2002. The Company filed a motion to dismiss the amended complaint on October 8, 2002.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in state court in California, County of Santa Clara, against the Company and certain of the Company’s officers and directors, alleging that the individual defendants caused the Company harm by either making or permitting the Company to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. The complaint asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement of the Company. The Company demurred to the complaint on July 9, 2001. On September 28, 2001, a court order was issued sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. The Company filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. The Company filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, Judge Komar issued an order sustaining the demurrer and dismissing the complaint with prejudice. Plaintiff filed a notice of appeal on August 1, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. Plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. Underwriters’ reply to the opposition was filed on September 13, 2002, and issuers’ reply to the opposition was filed on September 27, 2002.

Each of the Company’s current and former officers who were named in the New York securities class action lawsuit has entered into a tolling agreement, effective as of July 20, 2002, with the plaintiff. Pursuant to the tolling agreement, plaintiff agreed to dismiss the Company’s current and former officers from the lawsuit in exchange for a tolling of the statute of limitations with respect to any claims that may be asserted against them through the earlier of (i) thirty days after the termination of the tolling agreement or (ii) September 30, 2003. On October 9, 2002, the Court entered an order dismissing the Company’s current and former officers from the lawsuit.

Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2002. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

B.    In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., a former customer of the Company which filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to the Company in the aggregate amount of $3,522,714.85. The Company filed its answer on September 10, 2002.

This matter is subject to many uncertainties and the outcome is not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability or the financial impact with respect to this matter as of September 30, 2002. However, management believes that the final resolution of this matter will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting the Company’s expectations, beliefs, intentions and strategies regarding the Company’s future and the future of its business operations, including, without limitation, statements regarding the demand for local loop automation, worldwide growth of the DSL market, attractiveness of and demand for the Company’s products, timing and success of new product introductions, seasonal buying patterns of our customers, availability of key components necessary in the manufacture of our products and expected future financial operating results and trends, such as statements about future selling prices for our products, gross margins, revenues, expenses and capital resources, constitute forward looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors Affecting Future Results,” on pp. 12, and 17 to 34, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW

We design, engineer, market and support hardware and software products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. Our CX loop management systems are designed to be deployed in central offices and remote terminals to assist with copper loop installation, qualification, service verification and maintenance. Our SX Smart Splitter™ platform combines signal splitting capabilities with test access to assist in the delivery of asynchronous DSL, or ADSL, services. Our MX Copper CrossConnect® solution is used to provide remote switching and service verification capabilities to facilitate the management of unbundled local loops. Our CrossWorks™ and ONYX automation software suites enable service providers to remotely control our network equipment and seamlessly integrate loop management functions into their back-office operations support systems. Finally, a substantial portion of our operating activities and resources are dedicated to the development of next-generation copper automation and management products and to establishing customer relationships for these future products.

We market and sell our products to domestic and international local exchange carriers through our direct sales force, third-party resellers and through indirect original equipment manufacturer channels. A customer’s network planning and purchase decisions normally involve a significant commitment of its resources and a lengthy evaluation and product qualification process. Since the decision to purchase our products is made as part of this network planning process, our sales cycle is lengthy, typically as long as one year or more.

In the quarter ended September 30, 2002, pursuant to a first office application trial agreement, Bellsouth Telecommunications, Inc. purchased a single MX500 CrossConnect® system, which included both hardware and a license for our ONYX automation software. Bellsouth does not have any further commitments to purchase our products. We will continue to work with Bellsouth and other incumbent local exchange carriers to establish and address their local loop management needs.

CRITICAL ACCOUNTING POLICIES

Management considers certain of our accounting policies to be critical because they are significant in the portrayal of the Company’s financial condition and results, or because their application requires significant reliance on management’s judgment. Critical accounting policies and judgments include revenue recognition, allowance for doubtful accounts and inventory valuation.

We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is reasonably assured. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. When an arrangement with the customer includes obligations to deliver unspecified additional products in the future, revenue is recognized ratably over the obligation period. When collectibility of the resulting receivable is not reasonably assured based on the company’s assessment of the customer’s financial condition, revenue is recognized upon customer payment. Our policy generally does not allow for product returns. We maintain a reserve for estimated potential returns based on our historical minimal level of returns. Revenue from services and support provided under our maintenance programs is deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. We generally provide a twelve month warranty for hardware products not covered under hardware maintenance programs. Costs associated with the warranty program are estimated and accrued for at the time of product shipment. Revenue from consulting and training is deferred based on the fair value of the services, and recognized when such services are completed.

Accounts receivable are recorded net of allowance for doubtful accounts. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice, each customer’s expected ability to pay, and our collection history with each customer. Using these criteria, we establish an allowance for specific invoices deemed uncollectible. In addition, we maintain an unallocated reserve for invoices not specifically reserved. The allowance for doubtful accounts represents management’s best current estimate of the portion of all outstanding invoices deemed uncollectible. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required, increasing our operating expenses. Additionally, we may in some cases receive payment for an invoice for which an allowance had previously been established, resulting in a reduction of our operating expenses.

Inventory is stated at the lower of cost or market. If we determine that the utility of our inventory has been impaired, we reflect this impairment by recording a charge to cost of revenues in the current period. Such determinations are based on management’s estimates regarding future demand and recoverable cost for inventories in excess of foreseeable demand, requiring assumptions on highly uncertain matters. As such, a range of reasonable estimates exists. At September 30, 2002, inventory is recorded at the lower of cost or market in accordance with management’s best current estimates; however, if a different estimate within the range were used, additional charges to cost of revenues of up to $5.8 million may be required in the current or future periods.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET REVENUES

Net revenues consist of product revenue and service revenue. Product revenue for the periods presented consists primarily of sales of our CX100 loop management products and, to a lesser extent, our MX500 Copper CrossConnect® products and our Crossworks™ and ONYX automation software licenses. Service revenue is derived primarily from our product maintenance programs.

Product revenue increased to $707,000 for the quarter ended September 30, 2002 from $287,000 for the comparable quarter in 2001. This increase in product revenue is primarily attributable to increased sales of our CX100 loop management products, and, to a lesser extent, sales of our MX500 unbundled network element management products. Product revenue decreased to $1.6 million for the nine months ended September 30, 2002 from $9.1 million for the comparable period in 2001. This decrease is due to reduced demand from competitive local exchange carrier customers, primarily attributable to their continued financial difficulties.

Service revenue for the three months ended September 30, 2002 was $351,000, or 33.2% of net revenues, compared to $431,000, or 60.0% of net revenues, for the comparable period in 2001. Service revenues decreased to $1.1 million, or 39.5% of net revenues for the nine months ended September 30, 2002, compared to $2.8 million, or 23.7% of net revenues for the comparable period in 2001. This decrease is due to reduced demand from competitive local exchange carrier customers.

Our revenue to date has been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of our products to a small number of customers. Revenue from international customers totaled 58.0% of our net revenues for the three months ended September 30, 2002 compared to 0.8% for the comparable period in 2001. For the nine months ended September 30, 2002 and 2001, approximately 46.6% and 15.8%, respectively, of revenues were derived from sales to customers located outside the United States.

For the three months ended September 30, 2002 and 2001, four customers and one customer each contributed greater than 10% of total revenues, for combined totals of 70% and 50%, respectively. For the nine months ended September 30, 2002 and 2001, two customers and three customers, respectively, each contributed greater than 10% of total revenues, for combined totals of 46% and 57% of total revenues, respectively.

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

In the aggregate, cost of product revenue, write-down of inventory and provision for purchase commitments increased to $463,000 for the three months ended September 30, 2002 from $103,000 for the comparable period of 2001. This increase is primarily due to increased CX100 sales during the quarter ended September 30, 2002. In the aggregate, cost of product revenue, write-down of inventory and provision for purchase commitments decreased to $930,000 for the nine months ended September 30, 2002 from $42.8 million in the comparable period of 2001. This decrease is primarily due to a $37.7 million charge recorded during the three months ended June 30, 2001 to write down the value of component and product inventory, and to accrue for minimum required purchase commitments. The remaining decrease is due to the decrease in CX100 sales from the comparable periods in 2001.

Cost of service revenue for the three months ended September 30, 2002 was $91,000 compared to $207,000 for the three months ended September 30, 2001. Cost of service revenue decreased to $277,000 for the nine months ended September 30, 2002 from $1.2 million for the comparable period in 2001. This decrease is primarily attributable to headcount reductions in our customer support organization that were made in response to the decreased demand for our product maintenance services.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, cost of certification and compliance testing and material costs for prototype and test units. We expense all of our research and development costs as they are incurred. Non-cash compensation expense for the three months ended September 30, 2002 was $184,000 compared to $356,000 for the comparable period of 2001.

Research and development expenses decreased 26.0% to $3.9 million for the three months ended September 30, 2002 from $5.3 million in the comparable period of 2001. Research and development expenses decreased 41.2% to $11.1 million for the nine months ended September 30, 2002 from $18.8 million in the comparable period of 2001. This decrease is primarily attributable to the discontinuation of our research and development operations in New Zealand and overall headcount reductions as a result of our restructuring program in September 2001.

Development of new features and products is essential to our future success and we expect that research and development expenses will remain a substantial percentage of total operating expenses in future periods.

SALES AND MARKETING

Sales and marketing expenses, net of non-cash compensation expense, consist primarily of salaries and related costs, commissions, costs associated with trade shows, and promotional and public relations activities. Non-cash compensation expense for the three months ended September 30, 2002 was $104,000 compared to $142,000 for the comparable period of 2001.

Sales and marketing expenses decreased 48.3% to $1.9 million for the three months ended September 30, 2002 from $3.6 million in the comparable period of 2001. Sales and marketing expenses decreased 53.4% to $6.2 million for the nine months ended September 30, 2002 from

$13.3 million in the comparable period of 2001. This decrease was primarily due to a decrease in the number of sales and sales support personnel domestically and internationally in 2002 compared to 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, net of non-cash compensation expense, consist primarily of salaries and related expenses for executive, finance and accounting personnel, professional fees and costs associated with our information systems. Non-cash compensation expense for the three months ended September 30, 2002 was $137,000 compared to $217,000 in the comparable period of 2001.

General and administrative expenses decreased 43.2% to $640,000 for the three months ended September 30, 2002 from $1.1 million in the comparable period of 2001. General and administrative expenses decreased 44.9% to $2.1 million for the nine months ended September 30, 2002 from $3.8 million in the comparable period of 2001. This decrease was primarily due to a decrease in the number of accounting and finance personnel in 2002 compared to 2001, and to a lesser extent, decreased professional services fees.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

As of September 30, 2002, deferred stock compensation for stock options granted at prices deemed to be below fair value on the date of grant totaled $763,000. We amortized deferred stock compensation of approximately $425,000 in the three months ended September 30, 2002 and $715,000 for the comparable period in 2001. Amortization of deferred stock compensation was $1.7 million for the nine months ended September 30, 2002 and $2.8 million for the comparable period in 2001.

INTEREST INCOME AND OTHER, NET

Interest income and other, net includes income from our cash investments net of expense related to our lease financing obligations. We had interest income and other, net of $1.5 million for the three months ended September 30, 2002 and interest income and other, net of $2.3 million for the comparable period in 2001. We had interest income and other, net of $4.6 million for the nine months ended September 30, 2002 and interest income and other, net of $9.4 million for the comparable period in 2001. Interest income decreased for the comparable three and nine-month periods primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances. In future periods, we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments and any future short and long-term debt outstanding during each period.

INCOME TAX EXPENSE

Income tax expense of $64,000 for the three months ended September 30, 2002 and $29,000 for the comparable period in 2001 was attributable to state and foreign income tax. Income tax expense decreased to $78,000 for the nine months ended September 30, 2002 from $3.5 million in the comparable period in 2001, primarily due to a $3.4 million valuation allowance recorded in 2001 for that portion of the deferred tax asset that more likely than not will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of September 30, 2002 consisted of $110.1 million in cash and cash equivalents, $73.0 million in short-

term investments and $34.9 million in long-term investments. Since our inception, we have financed our operations through private and public sales of securities, cash generated from operations and, to a lesser extent, through equipment lease financing.

During the nine months ended September 30, 2002, we used $12.1 million in operating activities compared to the same period in 2001 in which we used $45.0 million in operating activities. The use of cash in operating activities for the nine months ended September 30, 2002 resulted primarily from the net loss for the period, and to a lesser extent, decreases in other current liabilities and accrued expenses, accrual for loss on operating lease and accounts payable. This use of cash in operating activities was partially offset by non-cash charges, decreases in accounts receivable, inventory and income taxes receivable, and an increase in deferred revenue.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $33.6 million compared to net cash used in investing activities of $38.5 million in the same period in 2001. Cash provided by investing activities in the nine months ended September 30, 2002 consisted primarily of proceeds from sales and maturities of available for sale investments of $182.4 million, offset by purchases of similar investments in the amount of $148.6 million.

In addition, capital expenditures decreased to $153,000 for the nine months ended September 30, 2002 compared to $1.2 million for the same period in 2001. Capital expenditures for the nine months ended September 30, 2002 consisted primarily of test and lab equipment to support research and development activities.

Net cash used in financing activities for the nine months ended September 30, 2002 was $4.2 million compared to net cash provided by financing activities of $1.2 million for the comparable period in 2001. Cash used in financing activities for the nine months ended September 30, 2002 consisted primarily of purchases of treasury stock totaling $4.4 million, partially offset by the net proceeds from stock option exercises and employee stock purchases.

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

We have experienced losses in the past, are currently incurring net operating losses and expect to record net losses and generate negative cash flow for the foreseeable future. As of September 30, 2002, we had an accumulated deficit of approximately $78.1 million. Our stock price has declined substantially since our initial public offering in February 2000. If we do not succeed in generating significant revenue growth, we will not be able to achieve profitability and the market price of our common stock may decline further. We expect to continue to incur significant research, product development and sales and marketing expenses as we continue to:

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

IF WE FAIL TO PENETRATE THE INCUMBENT LOCAL EXCHANGE CARRIER MARKET, OUR ABILITY TO GROW OUR BUSINESS WILL BE JEOPARDIZED.

If we cannot overcome the challenges inherent in penetrating the incumbent local exchange carrier market, our growth will be slowed and we may not achieve profitability. Previously, our sales efforts were primarily focused on competitive local exchange carriers, which have generally experienced substantial financial problems in recent periods. We have shifted our focus to penetrating the incumbent local exchange carrier market and face a number of new challenges, including our inexperience in selling to incumbent carriers, a very long sales cycle, cutbacks in carrier capital spending, competition from established suppliers and stringent customer service and support requirements. In addition, the incumbent carriers recently have also delayed or reduced their network maintenance and buildout plans and may be reluctant to make additional infrastructure investments or to purchase products from a supplier with whom they have not previously worked.

IF INCUMBENT LOCAL EXCHANGE CARRIERS DECIDE NOT TO AUTOMATE THEIR EXISTING LOCAL LOOP MANAGEMENT SYSTEMS AND PROCESSES, WE WILL NOT BE SUCCESSFUL IN SELLING OUR PRODUCTS TO THEM.

If incumbent carriers decide not to upgrade their existing local loop management systems, we will not be successful in selling our products to them. We believe the local loop management systems and processes currently implemented by the incumbent local exchange carriers are inefficient, labor-intensive and error prone. Our products are designed to automate these processes and allow incumbent carriers to more rapidly and effectively deploy and maintain copper local loop services. Incumbent carriers may consider a number of different factors when deciding whether or not to upgrade and automate their systems, including the cost of purchasing new systems and replacing existing infrastructure, issues arising from displaced union laborers, risks associated with the installation and deployment of a new generation of products and potential disruptions in copper local loop services.

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

Demand for our unbundled network element management products may also be reduced or eliminated if competitive carriers fail to order unbundled lines in large volumes from incumbent carriers. Competitive carriers have experienced financial difficulties and have either reduced or delayed the buildout of their networks. In addition, some competitive carriers have chosen to utilize UNE-P, a form of resale, instead of deploying their own facilities, thus eliminating their need for the physical unbundled lines that create demand for our unbundled network element management products. If, as a result, such competitive carriers stop or delay or reduce their orders for physical unbundled lines, the incumbent carriers may have no incentive to purchase and install our unbundled network element management products.

EVEN IF WE SUCCEED IN OBTAINING PRODUCT DEPLOYMENT APPROVAL FROM THE INCUMBENT LOCAL EXCHANGE CARRIERS, THEY MAY NOT ALLOCATE CAPITAL BUDGET TO PURCHASE AND DEPLOY OUR PRODUCTS.

If the incumbent carriers do not or cannot allocate enough capital spending for the purchase and deployment of our products, our business will suffer. As a result of the current downturn in the telecommunications market and reduced demand for their services, incumbent carriers have repeatedly lowered their capital spending budgets for the foreseeable future and delayed or canceled infrastructure investments. These carriers may decide not to or may simply lack the capital necessary to make the substantial investments required to deploy our products, regardless of the quality, performance and functionality of our products.

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

OUR FUTURE GROWTH DEPENDS UPON OUR ABILITY TO TIMELY DESIGN, BUILD AND MARKET OUR NEXT-GENERATION COPPER AUTOMATION AND MANAGEMENT PRODUCTS.

If we fail to timely design, build and market our next-generation copper automation and management products, we will not be able to grow our business. We have in the past devoted, and expect to continue to devote, substantial research and development resources toward designing and building our next-generation products. Our product designs incorporate new and untested technologies currently under development, and we cannot assure you that we will be successful in perfecting these new technologies. Furthermore, even if we are able to perfect these new technologies, incorporating them into our new products may be cost prohibitive. In addition, we utilize third-party design firms and foundries to develop the components needed for our next-generation products. Several of these companies have recently experienced financial difficulties. If these companies were to go out of business, our development efforts could be delayed as we transition to new vendors. If we experience delay with the introduction of our next-generation products as a result of technology challenges, cost, vendor difficulties or otherwise, our revenues may not be sufficient to offset the increased development expense and our earnings would suffer.

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

Our products are designed for large and complex networks and have only been deployed on a limited basis. Consequently, our customers may discover errors or defects in our hardware or software only after it has been fully deployed and operated as part of their infrastructure in connection with products from other vendors.

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

WE OFFER A SMALL NUMBER OF PRODUCTS, AND IF THEY FAIL TO ACHIEVE MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO INCREASE OUR REVENUES IN THE NEAR FUTURE.

Our future growth and a significant portion of our future revenue depend on the success of our copper automation platforms. Accordingly, failure of these or future products to achieve meaningful levels of market acceptance and customer satisfaction would limit our sales and our revenue growth. Many potential customers who have evaluated our products have not yet deployed them in production network environments and may choose not to deploy them or any of our future products. Other potential customers may have already deployed another technology and may therefore be unwilling to purchase our products.

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

The majority of our revenues to date have been recognized from a small number of customers. Purchases by large customers and, therefore, our revenues, may vary significantly from quarter to quarter. The loss of any one or more of our major customers or a reduction or delay in purchases of our products from any one or more of these customers may cause our revenues to decline and could cause our stock price to decline if our revenues are below our expectations or analysts’ expectations. Revenues from significant customers as a percentage of our total revenues for the nine-month periods ended September 30, 2002 and 2001 were as follows:

	September 30,
	2002	2001
Ericsson	27%	Less than 10%
Qwest	19%	17%
McLeodUSA	Less than 10%	27%
XO Communications	Less than 10%	13%

Ericsson resold our products to one end-user, BT Ignite, during the nine months ended September 30, 2002, which represented 27% of our total revenues during that period.

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

•	customers’ current financial condition and budget constraints;

•	customers’ current network deployment procedures;

•	demand for our customers’ products and services;

•	customers’ level of expertise;

•	status and performance of customers’ other network equipment;

•	degree of software development and integration necessary for customers to deploy our products;

•	turnover in customers’ personnel with whom we have established relationships; and

•	customers’ financial and administrative resources.

INTENSE COMPETITION IN OUR INDUSTRY COULD RESULT IN OUR LOSING CUSTOMERS OR BEING UNABLE TO ATTRACT NEW CUSTOMERS. AS A RESULT, WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

The market for telecommunications equipment is highly competitive. If we are unable to compete effectively, we may not be able to achieve profitability. A number of companies produce products that compete with our DSL loop management products, including Harris Corporation; Spirent plc; Nortel Networks; Sunrise Telecom; Teradyne Corporation; Marconi; ADC and Tollgrade Communications. Our primary competitors in the copper switching and unbundled network management market include NHC Communications, Avaya, Simpler Networks and Con-X Corporation. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter the market, thereby further intensifying competition.

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

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL BUYING PATTERNS OF OUR TARGET INCUMBENT CARRIER CUSTOMERS.

We believe that as a general industry trend, capital spending for telecommunications equipment by the incumbent carriers tends to be higher in the fourth calendar quarter on a relative basis. Recently, however, their ordering patterns have been affected by a number of other business factors, including capital availability, inventory levels and competition, which we believe have caused them to substantially alter their expected seasonal buying patterns. Therefore, we cannot be certain that any seasonal trend will continue or that additional patterns of seasonality will not occur either domestically or in international markets. The volatility associated with the seasonal buying patterns of our target incumbent carrier customers or any other reductions in capital expenditures by them could adversely affect our expected revenue or operating results in any given future quarter, and cause the price of our common stock to fall.

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

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case

No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. Plaintiff filed two separate consolidated amended complaints on March 19, 2002. On June 20, 2002, Judge Armstrong issued an order for plaintiff to show cause as to why the action should not be dismissed with prejudice for plaintiff’s failure to file one consolidated amended complaint. Plaintiff filed a certificate of counsel in response to the order on June 27, 2002. We filed a response on July 3, 2002. On August 30, 2002, Judge Armstrong struck the two separate amended complaints previously filed by plaintiff and ordered that a single amended complaint be filed. Plaintiff filed a single amended complaint on September 13, 2002. We filed a motion to dismiss the amended complaint on October 8, 2002.

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

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, Judge Komar issued an order sustaining the demurrer and dismissing the complaint with prejudice. Plaintiff filed a notice of appeal on August 1, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b) of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael

Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. Plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. Underwriters’ reply to the opposition was filed on September 13, 2002, and issuers’ reply to the opposition was filed on September 27, 2002.

Each of our current and former officers who were named in the New York securities class action lawsuit has entered into a tolling agreement, effective as of July 20, 2002, with the plaintiff. Pursuant to the tolling agreement, plaintiff agreed to dismiss our current and former officers from the lawsuit in exchange for a tolling of the statute of limitations with respect to any claims that may be asserted against them through the earlier of (i) thirty days after the termination of the tolling agreement or (ii) September 30, 2003. On October 9, 2002, the court entered an order dismissing our current and former officers from the lawsuit.

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

IF DSL TECHNOLOGY FAILS TO ACHIEVE SIGNIFICANT AND CONSISTENT SUBSCRIBER GROWTH, THERE WILL BE LITTLE OR NO DEMAND FOR OUR DSL LOOP MANAGEMENT PRODUCTS.

If DSL technology fails to achieve significant and consistent subscriber growth, we will not be able to successfully market and sell our DSL loop management products. Our DSL loop management products are designed to be used by local exchange carriers who offer DSL-based services. A number of these carriers have ceased doing business or declared bankruptcy, in part because they could not achieve the subscriber growth necessary to support their operations. Future demand for our DSL loop management products is dependent upon the rate at which DSL technology is rolled out by local exchange carriers, of which there is a limited number, and by the adoption rate of the end users of their services. Local exchange carriers are continually evaluating alternative high-speed data access technologies and may at any time deploy technologies other than DSL. Numerous other high-speed access technologies, including cable modems, wireless technologies and satellite technologies compete with DSL-based services. Cable modem service can theoretically provide faster download speeds than DSL. Both satellite and wireless services receive information using radio frequencies at speeds close or comparable to DSL transmission speeds. These competing technologies may ultimately prove to be superior to DSL-based services and reduce or eliminate the demand for our products.

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

WE COULD LOSE OUR COMPETITIVE ADVANTAGE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

If we fail to adequately protect our intellectual property, our competitors could offer similar products relying on technologies developed by us, potentially harming our competitive position and decreasing our revenues. We have filed seventeen patent applications to date from which three patents have been issued. Our existing and future patent applications, if any, may not be approved, any issued patents may not protect our intellectual property and any issued patents could be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

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

The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of September 30, 2002, our executive officers, directors and principal stockholders and their affiliates owned 30,617,530 shares, or approximately 46.5%, of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2002 and December 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

	MATURING IN THREE MONTHS OR LESS	MATURING BETWEEN THREE MONTHS AND ONE YEAR	MATURING GREATER THAN ONE YEAR	TOTAL
	(in thousands, except for percentages)
AT SEPTEMBER 30, 2002
Included in cash and cash equivalents	$65,745	$—	$—	$65,745
Weighted average interest rate	1.93%	—	—	1.93%
Included in short-term investments	$26,703	$46,337	$—	$73,040
Weighted average interest rate	3.68%	2.89%	—	3.18%
Included in long-term investments	$—	$—	$34,876	$34,876
Weighted average interest rate	—	—	3.15%	3.15%
Total portfolio	$92,448	$46,337	$34,876	$173,661
Weighted average interest rate	2.44%	2.89%	3.15%	2.68%
AT DECEMBER 31, 2001
Included in cash and cash equivalents	$57,042	$—	$—	$57,042
Weighted average interest rate	2.22%	—	—	2.22%
Included in short-term investments	$20,757	$94,731	$—	$115,488
Weighted average interest rate	3.86%	3.15%	—	3.28%
Included in long-term investments	$—	$—	$26,562	$26,562
Weighted average interest rate	—	—	5.34%	5.34%
Total portfolio	$77,799	$94,731	$26,562	$199,092
Weighted average interest rate	2.66%	3.15%	5.34%	3.25%

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Richard N. Tinsley, and Chief Financial Officer, Eric S. Yeaman, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)    Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We dispute, but cannot assure you that we will be successful in our defense of, the outstanding lawsuits against us, which are described below. If we are unsuccessful, these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against these claims, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the results and profitability of our business.

A.    Shareholder Litigation

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

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. Plaintiff filed two separate consolidated amended complaints on March 19, 2002. On June 20, 2002, Judge Armstrong issued an order for plaintiff to show cause as to why the action should not be dismissed with prejudice for plaintiff’s failure to file one consolidated amended complaint. Plaintiff filed a certificate of counsel in response to the order on June 27, 2002. We filed our response on July 3, 2002. On August 30, 2002, Judge Armstrong struck the two separate amended complaints previously filed by plaintiff and ordered that a single amended complaint be filed. Plaintiff filed a single amended complaint on September 13, 2002. We filed a motion to dismiss the amended complaint on October 8, 2002.

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

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. Plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, Judge Komar issued an order sustaining the demurrer and dismissing the complaint with prejudice. Plaintiff filed a notice of appeal on August 1, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b) of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of

New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. Plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. Underwriters’ reply to the opposition was filed on September 13, 2002, and issuers’ reply to the opposition was filed on September 27, 2002.

Each of our current and former officers who were named in the New York securities class action lawsuit has entered into a tolling agreement, effective as of July 20, 2002, with the plaintiff. Pursuant to the tolling agreement, plaintiff agreed to dismiss our current and former officers from the lawsuit in exchange for a tolling of the statute of limitations with respect to any claims that may be asserted against them through the earlier of (i) thirty days after the termination of the tolling agreement or (ii) September 30, 2003. On October 9, 2002, the court entered an order dismissing our current and former officers from the lawsuit.

B.    In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to us in the aggregate amount of $3,522,714.85. We filed our answer on September 10, 2002.

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

TURNSTONE SYSTEMS, INC.

Date:	November 6, 2002	By:	/S/ RICHARD N. TINSLEY
Richard N. Tinsley President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2002	By:	/S/ ERIC S. YEAMAN
Eric S. Yeaman Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(A) OF SARBANES-OXLEY ACT

I, Richard N. Tinsley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Turnstone Systems, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

(a)
designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/S/ RICHARD N. TINSLEY
Richard N. Tinsley President & CEO

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(A) OF SARBANES-OXLEY ACT

I, Eric S. Yeaman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Turnstone Systems, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

(a)
designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ ERIC S. YEAMAN
Eric S. Yeaman Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turnstone Systems, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Tinsley, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2002	/s/ RICHARD N. TINSLEY
Richard N. Tinsley President & CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turnstone Systems, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Eric S. Yeaman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 6, 2002	/s/ ERIC S. YEAMAN
Eric S. Yeaman Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Turnstone Systems
3.2*	Amended and Restated Bylaws of Turnstone Systems
4.1*	Form of Common Stock certificate
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