Form 10-K
period 2002-12-31
TURNSTONE SYSTEMS INC
filed 2003-03-18
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

As of June 28, 2002, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on such date) was approximately $142,130,899. This amount excludes shares held by the Registrant and its directors, executive officers, and holders of five percent or more of the Registrant’s outstanding common stock.

As of February 28, 2003, there were 65,957,107 shares of the Registrant’s common stock outstanding.

TURNSTONE SYSTEMS, INC.

FORM 10-K

DECEMBER 31, 2002

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs and include, but are not limited to, the following:

•	any statements regarding our exploration of strategic alternatives;

•	any statements regarding future financial performance including, but not limited to, revenues, expenses, profit margins, earnings per share and other results of operations;

•	any statements regarding the continuation of historical trends;

•	any statements regarding future business strategy, future products and product enhancements and future demand for our products and services;

•	any statements regarding the future of: the economy in general, the incumbent and competitive local exchange carrier markets and capital spending by telecommunications carriers; and

•	any statements regarding the anticipated effect of legal or regulatory developments.

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including, without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Business—Risk Factors Affecting Future Results” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation:

•	our ability to identify desirable strategic alternatives, our willingness and ability (or lack thereof) and that of any relevant third parties to explore and finalize those alternatives, the time and costs required to explore and investigate possible transactions, and the reactions of investors, competitors, customers, employees and others to this process;

•	overall demand for our products and services;

•	our ability to penetrate the incumbent local exchange carrier market;

•	level of capital spending by telecommunications carriers;

•	our success with designing, building and marketing our next-generation copper automation and management products;

•	changes in governmental regulations relating to the telecommunications industry;

•	fluctuations in our operating results;

•	our dependence on our outside contract manufacturer to timely build our products;

•	pricing pressures we experience with our products and services;

•	volatility in the stock market;

•	new competition and technologies;

•	our ability to retain key employees; and

•	resolution of the outstanding shareholder litigation against us.

We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

PART I

Item 1.    Business

Company History and Recent Developments

We were incorporated in Delaware in January 1998. Our principal executive offices are located at 2220 Central Expressway, Santa Clara, California 95050, and our telephone number there is (408) 907-1400. All of our public filings with the Securities and Exchange Commission are accessible from our corporate website at www.turnstone.com. Information contained on the website is not a part of this annual report.

We are a provider of hardware and software products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. We began shipping the Copper CrossConnect® CX100, our first volume product, in the first quarter of 1999. In January 2000, we completed an initial public offering of our common stock, which began trading on the Nasdaq National Market under the symbol “TSTN”. By August 2000 we had shipped more than 10,000 CX100s.

Beginning in the fourth quarter of 2000 and continuing through 2001, however, substantially all of our competitive local exchange carrier customers were unable to obtain additional financing or generate sufficient cash flows to fund their operations. They either reduced or discontinued the build-out of their networks, including purchases of our products. Many of them ultimately ceased business operations or filed for bankruptcy protection. As a result, our sales were negatively impacted and we incurred significant operating losses. In response to reduced demand for our products, we restructured our operations by reducing overall company headcount and closing our New Zealand engineering facility. In addition, our future success became increasingly dependent upon penetrating the incumbent local exchange carrier market and developing new frame automation products for that market.

In 2002, we continued to focus on the incumbent carrier market and on research and development efforts related to new frame automation products. In the third quarter of 2002, BellSouth Corporation completed a field trial of and purchased one of our unbundled network element, or UNE, management systems. However, in the fourth quarter of 2002, BellSouth decided not to budget for additional network deployment of our UNE management solution in 2003. We also experienced weak demand for our existing products and a lack of visibility into future demand for our products under development.

On January 9, 2003, we announced that we were exploring various strategic alternatives, including possible merger and asset sale transactions, licensing arrangements, and dissolution of the company and distribution of assets to stockholders. We also announced that we had engaged Goldman Sachs & Co. as our financial advisor. While we explore our strategic alternatives, our operating activities will be focused primarily on in-process research and development related to our next generation copper automation products for incumbent local exchange carriers. While a limited supply of our existing products remain available for sale, we have generally ceased all direct sales efforts related to them, and do not expect to generate material revenues from them for the foreseeable future. In connection with these decisions, we further reduced our headcount by approximately 40%, or 29 employees, in January 2003.

Company Overview

We design, engineer, market and support hardware and software products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. The “local loop” refers to the network of existing telephone lines that extend from telephone companies’ central offices out to end customers. Incumbent local exchange carriers originally built this network to deliver traditional voice services. Through deregulation under the U.S. Telecommunications Act of 1996 and similar legislation in some other countries, competitive local exchange carriers have gained access to, and are also allowed to deliver their services through, the incumbent carriers’ local loop infrastructure. In particular, with the advent and rapid growth of the Internet and the increasing demand for faster Internet access, both incumbent and competitive carriers have been offering high-speed digital subscriber line, or DSL, services over the local loop.

Efficient management of the local loop is challenging for incumbent local exchange carriers. This labor-intensive management process typically involves the incumbent carriers’ personnel manually completing or removing connections inside central offices, at subscribers’ sites and possibly at various points throughout the local loop, which often results in faulty connections. In addition, the ability to deliver certain types of local loop services, such as DSL, is dependent upon the length and quality of the copper line. In order to verify and properly prepare the copper line for service delivery, the length of the line must be correctly measured and various devices connected to, or faults occurring on, the line must be identified in advance. Finally, monitoring and maintenance of the delivered services can be labor intensive and costly. Local exchange carriers often must dispatch technicians to individual central offices to diagnose problems, reconnect lines, to correct equipment failures or to change subscriber services.

Our products enable incumbent and competitive local exchange carriers to more effectively deliver their services. Our CX loop management systems are deployed to assist with copper loop installation, qualification, service verification and maintenance. Our SX Smart Splitter® platform combines signal splitting capabilities with test access to assist in the delivery of asynchronous DSL, or ADSL, services. Our MX Copper CrossConnect® solution provides remote switching and service verification capabilities to facilitate the management of unbundled local loops. Our next generation frame automation solution, currently under development, is intended to provide fast, high capacity, automated copper line switching and connection verification capabilities. Finally, our CrossWorks™ and ONYX automation software suites enable service providers to remotely control our network equipment and seamlessly integrate loop management functions into their back-office operations support systems, or OSS.

Products

Loop Management Family.    Our loop management product family consists of the CX40 and CX100 hardware platforms, optimized for remote terminal and central office environments, respectively, and a variety of expansion modules as well as CrossWorks™ loop management application software. The base system, which depends on customer configuration, typically consists of: one CX series chassis; one P150 module that provides the management, testing and control functions of the chassis; and one or more modules that provide additional testing, test access, cross connecting, service verification and/or central office equipment management functions. The base system is typically installed and cabled in a central office, with additional modules added over time as subscriber count increases and as more DSL access multiplexer modules are added. All modules may be inserted or removed while the system is operational and are automatically recognized and inventoried by the system upon insertion. All modules, indicators and switches are accessible from the front of the system, consistent with current industry practices. The CX series platform supports dual 48-volt power feeds. In the event of a loss of power, the CX series platform maintains all connections with no loss of subscriber service. The CX100 chassis is available in the 19 inch configuration which supports 425 lines, and the 23 inch configuration, which supports 550 lines. The following modules are currently available for the CX series platforms:

•	D230. The D230 module provides automated service verification for ADSL services.

•	L110, L140. The L110 module provides access to the P150. The L140 module provides access to the P150 and cross-connections for up to 25 copper lines. Additional L110 and L140 modules may be added over time as subscriber count increases and as more DSL access multiplexer modules are added.

•	M101. The M101 module provides a six-port Ethernet hub and four contacts for monitoring physical alarms in central offices. This optional module provides a convenient management connectivity solution among multiple network products within the central office.

•	M120, M121. The M120 module provides an eight-port terminal server and modem for remote management and monitoring of multiple network devices in central offices. The M121 module provides similar functionality for remote terminal environments.

•	P150. The P150 module provides management and control functions for the CX series system and has line qualification functionality and the capability of testing lines for use of the integrated services digital network standard. The P150 supports Ethernet, serial port or dial-up modem access for management, as well as access for interfacing to external test gear.

•	T100. The T100 module provides time domain reflectometry testing functionality and improves accuracy of fault location and identification on copper lines.

Smart Splitter® Family.    Our Smart Splitter® product family consists of the Smart Splitter® SX500 and its expansion modules. The SX500 incorporates signal splitting and test access for the efficient provisioning of ADSL and voice services over the same line and in line sharing arrangements. The system consists of one SX500 chassis, one SP series module that provides management and control functions and one or more SL24 splitter modules that provide signal splitting functionality and test access for 24 lines per module. Additional modules may be added over time as subscriber count increases. All modules may be inserted or removed while the system is operational, and a continuous dial tone is assured even during these module changes. The SX500 supports dual 48-volt power feeds. The SX500 is available in the 19 inch configuration, which supports 456 lines, and the 23 inch version which supports 576 lines. The following modules are currently available in volume for the SX500:

•	SL24. The SL24 module provides signal splitting functionality for up to 24 lines and enables test access for the portion of the network extending towards the voice switch or the DSL access multiplexer. This module comes in multiple variants for various international splitter standards.

•	SP50, SP55. The SP series modules perform system management and control for the SX500.

Crossworks™.    CrossWorks™ is a suite of software products that enables service providers to automate physical management of a large volume of copper lines when using CX series systems. When the CX series systems and the SX500 systems are deployed together, CrossWorks™ can be used to manage both systems. CrossWorks™ employs a client-server architecture that offers flexible integration with existing operational support systems. Alternatively, a service provider can use CrossWorks™ as a standalone client-server application. With either of these approaches, CrossWorks™ is designed to interface with the service provider’s existing database through a standard application programming interface. These options are designed to provide the service provider with automated system capabilities while leveraging its existing operational support systems infrastructure.

UNE Management Family.    Our unbundled network element, or UNE, management product family consists of the MX500 Copper CrossConnect® platform and ONYX UNE software. The MX500 platform is placed in central offices, serving as a demarcation point between incumbent local exchange carriers and alternate providers. It offers metallic switching capabilities that are used to handle the cut-over of unbundled copper loops from one service provider to another. An integrated testhead is used to provide remote service verification, corroborating the accuracy of the cut-over procedure during the allocated time window. ONYX UNE software is used to identify, coordinate, schedule and analyze all tasks involved in the cut-over process. The ONYX UNE software automatically schedules all work steps required for service transfer, and remotely controls the MX500 to insure that these transfers are performed accurately.

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

Customers

Revenues from significant customers as a percentage of our total revenues for the years ended December 31, 2002 and 2001 were as follows:

	December 31,
	2002	2001
Ericsson	23%	Less than 10%
Qwest	17%	15%
PCCW	12%	Less than 10%
McLeodUSA	Less than 10%	25%
XO Communications	Less than 10%	13%

We have no long-term contracts with any of our customers, and they may reduce or discontinue their purchases at any time. Our sales declined materially in 2002. We anticipate that our revenues will continue to decline until we achieve substantial sales of our UNE management and frame automation solutions, if any.

Sales and Marketing

We sell and market our products through our direct sales force and through reseller arrangements.

Direct Sales.    As of February 1, 2003, our direct sales effort in North America was managed by three account executives and one systems engineer. We are primarily focused on North American incumbent local exchange carriers who may be interested in testing and purchasing our UNE management and frame automation product families. We have closed our international sales and marketing subsidiaries in Australia, Brazil, Hong Kong, Singapore and the United Kingdom.

Indirect Sales.    In June 2001, we entered into a worldwide, non-exclusive original equipment manufacturer agreement with Alcatel S.A. for our loop management and Smart Splitter product families. Under the terms of our agreement with Alcatel, Alcatel will market, sell and support our products in conjunction with its own suite of broadband access solutions. The Alcatel agreement expires in June 2004, may be renewed by agreement of both parties for an additional twelve-month period, and is terminable by either party on a yearly basis. The agreement contains no minimum purchase requirements, and products are shipped against individual purchase orders. As of February 1, 2003, sales of our products under the Alcatel agreement have been minimal.

Customer Service and Support

We believe a high level of continuing service and support is critical to our long-term success. We offer comprehensive hardware and software maintenance and support programs for our products. The majority of our service and support activities are related to training, troubleshooting and network management. These services are provided by telephone, email, web access and directly at customer locations using personnel from our customer support group. We also offer various training courses for our direct customers and resellers. Due to decreased demand for customer support services, we have substantially reduced the size of our customer support organization and our sales and marketing efforts related to our maintenance and support programs.

Research and Development

We are currently investing significant resources to develop next-generation frame automation and switching products and related operational support system interfaces and capabilities. We have assembled a team of highly skilled engineering professionals and operations specialists who are experienced in designing networking equipment and network management software. Our engineering personnel have expertise in a number of fields, including digital loop carrier design, voice and data switching technology, local loop equipment design and operations support systems. During 2002, we spent $15.0 million on research and development, exclusive of non- cash compensation expense. As of February 1, 2003, we had a total of 35 engineering and operations employees engaged in research and development. They are primarily focused on the development of our next-generation frame automation products.

Competition

The market for telecommunications equipment is highly competitive. A number of companies that have traditionally produced products for analog voice and circuit-based networks also sell products that compete with our loop management and Smart Splitter products.

These companies include: ADC Telecommunications, Inc.; Harris Corporation; Marconi; Nortel Networks; Sunrise Telecom; Spirent plc; Teradyne Corporation; and Tollgrade Communications. Our primary competitors in the copper switching and unbundled network management market include Avaya, Con-X Corporation, NHC Communications and Simpler Networks.

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

The markets for telecommunications products are characterized by rapid technological developments, frequent enhancements to existing products and new product introductions, frequent changes in end user requirements, evolving industry standards and governmental regulations. The emerging nature of these products and services and their rapid evolution requires us to continually improve the performance, features and reliability of our products, particularly in response to competitive product offerings. Current or future competitors may foresee the course of market developments more accurately than we do and may introduce products incorporating superior or alternative technologies that could render our products obsolete.

Manufacturing

Our manufacturing operation is entirely outsourced. We and Fine Pitch Technologies, Inc., a subsidiary of Solectron Corporation, are parties to a contract manufacturing agreement, under which we subcontract manufacturing of our products. Fine Pitch, located in San Jose, California, is an established contract manufacturer with ISO 9002 and Telecordia, formerly Bellcore, certifications. These certifications relate to the manufacturer’s compliance with industry standards for quality control procedures and telecommunications products. This subcontracting arrangement includes material procurement, board level assembly, final assembly, testing and shipment to our customers. We utilize automated design, manufacturing and test processes to minimize cycle times and improve product quality. We design and implement all of the tests that are required to meet internal and external quality standards, and routinely monitor product quality via on-site inspections.

Intellectual Property

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our intellectual property. We have filed 21 patent applications as of February 1, 2003, from which six patents have been issued. We have also registered Turnstone Systems, the Turnstone Systems logo, Copper CrossConnect CX100 and Smart Splitter SX500 as trademarks.

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

Employees

As of February 1, 2003, we had a total of 48 full-time employees based in the United States. Of the total, 35 engineering and operations professionals were engaged in research and development, 5 were engaged in sales, marketing and customer support and 8 were engaged in administration and finance. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Risk Factors Affecting Future Results

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

Our exploration of strategic alternatives may be unsuccessful and may have an adverse effect on our operating results and stock price.

In January 2003, we engaged Goldman, Sachs & Co. as our financial advisor to explore various strategic alternatives to maximize our stockholder value, including possible merger and asset sale transactions, licensing arrangements, and dissolution of the company and distribution of assets to our stockholders. We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

•	the exploration of strategic alternatives may disrupt our operations and distract management, which could have a material adverse effect on our operating results and the market price of our common stock;

•	the process of exploring strategic alternatives may be more time consuming and expensive than we anticipate;

•	we may not be able to identify any strategic alternatives that are worth undertaking;

•	we may not be able to successfully execute or achieve the benefits of a strategic alternative recommended to us by our financial advisor; and

•	perceived uncertainties as to the future direction of our company may result in the loss of customers, employees or business partners.

Even if interested third parties are willing to explore strategic transactions with us, we may not be successful in executing and consummating any transactions because of the risks and uncertainties associated with our business.

We have a number of risks and uncertainties associated with our business that may prevent the consummation of a strategic transaction, including but not limited to:

•	the current lack of demand for our products;

•	the risks associated with the development and marketing of our next-generation copper automation products;

•	the effects of the current economic environment on us and on any potential acquirer;

•	the dilutive effect of our business to a potential acquirer;

•	the outstanding securities class action lawsuits against us; and

•	our long-term headquarters facility lease.

These and other risks and uncertainties may prevent us and interested third parties from exploring and consummating mutually acceptable strategic alternatives.

We may elect to dissolve and distribute assets to our stockholders if our board of directors determines that such action is in the best interest of our stockholders.

As a result of our exploration of strategic alternatives, our board of directors may deem it advisable to dissolve the company and distribute assets to stockholders. Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. The precise nature, amount and timing of any distribution to our stockholders would depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors and resolution of outstanding litigation matters. Our stockholders may also experience adverse tax consequences to the extent they receive any distributions from us.

We have lost money in the past, are currently experiencing losses and expect to record net losses for the foreseeable future, which could cause the market price of our common stock to decline further.

We have experienced losses in the past, are currently incurring net operating losses and expect to record net losses and generate negative cash flow for the foreseeable future. Our revenues have declined substantially since the third quarter of 2000 and are insufficient to offset operating expenses. As of December 31, 2002, we had an accumulated deficit of approximately $88.7 million. We expect to continue to incur significant research, product development and sales and marketing expenses as we continue to focus on developing our next generation copper automation products and penetrating the incumbent local exchange carrier market. As we expect to continue to generate negative cash flow, the amount of assets available to stockholders may be reduced, which could cause the market price of our common stock to decline further.

If we fail to penetrate the incumbent local exchange carrier market, our business will be adversely affected.

If we cannot overcome the challenges inherent in penetrating the incumbent local exchange carrier market, we will not be able to sell our copper automation products. These challenges include our inexperience in selling to incumbent carriers, a long sales cycle, costs associated with customer evaluations of our products, cutbacks in carrier capital spending, competition from established suppliers and stringent customer service and support requirements. In addition, the incumbent carriers have repeatedly delayed or reduced their network maintenance and buildout plans and may decide not to make additional infrastructure investments. Furthermore, as a result of our January 2003 reduction in force, we have very limited marketing, sales and customer support resources to devote to penetrating the incumbent carriers. The incumbent carriers may also be reluctant to purchase products from a supplier that is seeking strategic alternatives or with whom they have not previously worked.

If incumbent local exchange carriers decide not to automate their existing local loop management systems and processes, we will not be successful in selling our UNE management and frame automation products to them.

If incumbent carriers decide not to upgrade their existing local loop switching and management systems, we will not be successful in selling our UNE management and frame automation products to them. We believe the local loop switching and management systems and processes currently implemented by the incumbent local exchange carriers are inefficient, labor-intensive and error prone. Our products are designed to automate these processes and allow incumbent carriers to more rapidly and effectively deploy and maintain copper local loop services. Incumbent carriers may consider a number of different factors when deciding whether or not to upgrade and automate their switching and management systems, including the cost of purchasing new systems and replacing existing infrastructure, the rate of return on their capital investments, issues arising from displaced union laborers, risks associated with the installation and deployment of a new generation of products and potential disruptions in copper local loop services.

Changes to regulations affecting, or the lack of demand from competitive carriers for, unbundled network elements may significantly reduce or eliminate the need for our unbundled network element management products.

Adjustments to the Federal Communications Commission (FCC) regulations regarding unbundled network elements, new FCC regulations or regulations set forth by other regulatory bodies or new congressional legislation may reduce or eliminate the demand for our unbundled network element management products. If the FCC or state public utility regulators should decide that incumbent carriers are no longer required to lease unbundled lines to competitive carriers, our unbundled network element management products would be made obsolete.

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

Even if we succeed in obtaining product deployment approval from the incumbent local exchange carriers, they may not allocate capital to purchase and deploy our products.

If the incumbent carriers do not or cannot allocate enough capital spending for the purchase and deployment of our products, our business will suffer. As a result of the current downturn in the telecommunications market and reduced demand for their services, incumbent carriers have repeatedly lowered their capital spending budgets for the foreseeable future and delayed or canceled infrastructure investments. For example, BellSouth Corporation recently decided not to budget for additional network deployment of our UNE management solution in 2003. These carriers may decide not to or may simply lack the capital necessary to make the substantial investments required to deploy our products, regardless of the quality, performance and functionality of our products.

Our limited operating history, the limited visibility we are experiencing with our target customers and our recent decision to seek strategic alternatives make forecasting difficult, and if our operating results are below expectations, the price of our common stock could decline further.

As a result of our limited operating history, the limited visibility we are experiencing with our target customers and our recent decision to seek strategic alternatives, it is difficult to forecast accurately our revenues and operating expenses. Prior to the fourth quarter of 2001, we derived substantially all of our revenues from new and emerging competitive local exchange carriers. Substantially all of these competitive carriers have experienced financial difficulties and have discontinued their purchases of our products. Our target incumbent carrier customers have repeatedly announced cutbacks in capital spending, and we have limited visibility as to if or when they may purchase our products. Even if a target incumbent carrier customer decides to purchase our products, it may deploy our products more slowly than we or our investors or market analysts expect. Recently, we decided to seek strategic alternatives and reduce our headcount by approximately 40%, which may affect our ability to broadly market and sell our products. As a result of these various factors, our operating results have declined in the past and may fall below our expectations and the expectations of investors and market analysts in the future, and the price of our common stock could decline further.

If we fail to overcome the development risks associated with our next-generation copper automation products, we will not be able to introduce and recognize revenues from them in a timely manner.

We face a number of development risks associated with our next-generation copper automation products, which if not successfully overcome, could cause their introduction to be delayed indefinitely. We have in the past devoted, and expect to continue to devote, substantial research and development resources toward designing and building our next-generation products. Our product designs incorporate new and unproven technologies currently under development, and we cannot assure you that we will be successful in perfecting these new technologies. Furthermore, even if we are able to perfect these new technologies, incorporating them into our new products may be cost-prohibitive. In addition, we utilize third-party design firms and contract manufacturers to produce the components needed for our next-generation products. Several of these companies have recently experienced financial difficulties. If these companies were to go out of business, our development efforts could be delayed as we transition to new vendors. If we experience delay with the development of our next-generation products as a result of technology challenges, cost, vendor difficulties or otherwise, we will not be able to introduce and recognize revenues from such products.

Because our products are deployed in complex environments, they may have errors or defects that are found only after full deployment, which could result in liability claims against us.

Errors or other problems in our products could result in:

•	loss of or delay in revenues and loss of customers or market share;

•	payment of damages or penalties to affected customers;

•	failure of our products to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal action by our customers; and

•	increased insurance costs.

Because our products are designed to provide critical services, if errors, defects or failures are discovered in our current products, or after new versions or future products are released, we may be exposed to significant legal claims. Any claims, with or without merit, could damage our reputation and our business, increase our expenses and impair our operating results. Although we maintain product liability insurance covering some damages arising from implementation and use of our products, our insurance may not fully cover claims brought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

Our products are designed for large and complex networks and either have never been deployed or have only been deployed on a limited basis. Consequently, our customers may discover errors or defects in our hardware or software only after it has been fully deployed and operated as part of their infrastructure in connection with products from other vendors.

Our products incorporate numerous component parts designed and manufactured by third parties. We cannot assure you that these third-party parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate third-party component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could delay or cost us market acceptance of our products or result in legal claims against us.

Intense competition in our industry could result in our losing customers or being unable to attract new customers.

The market for telecommunications equipment is highly competitive. Our primary competitors in the copper switching and unbundled network management market include Avaya, Con-X Corporation, NHC Communications and Simpler Networks. A number of companies produce products that compete with our loop management and Smart Splitter products, including ADC Telecommunications, Inc.; Harris Corporation; Marconi; Nortel Networks; Sunrise Telecom; Spirent plc; Teradyne Corporation; and Tollgrade Communications. We also compete with DSL equipment providers, including Alcatel, Lucent and Nokia, which have each announced plans to incorporate features and functionality provided by our loop management and Smart Splitter products into their DSL access multiplexers. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do. Due to the rapidly evolving market in which we compete, additional competitors with significant market presence and financial resources, including other large telecommunications equipment manufacturers, may enter the market, thereby further intensifying competition.

We could incur substantial costs and our management’s attention and resources could be diverted as a result of the outstanding securities class actions and shareholder derivative litigation against us.

We dispute, but cannot assure you that we will be successful in our defense of, the outstanding shareholder lawsuits against us. If we are unsuccessful, these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against these claims, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our results of operations.

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

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. The lead plaintiff filed two separate consolidated amended complaints on March 19, 2002. On June 20, 2002, Judge Armstrong issued an order for plaintiff to show cause as to why the action should not be dismissed with prejudice for plaintiff’s failure to file one consolidated amended complaint. The lead plaintiff filed a certificate of counsel in response to the order on June 27, 2002. We filed a response on July 3, 2002. On August 30, 2002, Judge Armstrong struck the two separate amended complaints previously filed by the lead plaintiff and ordered that a single amended complaint be filed. The lead plaintiff filed a single amended complaint on September 13, 2002. We filed a motion to dismiss the amended complaint on October 8, 2002. On February 4, 2003, Judge Armstrong issued an order denying in part and granting in part, with leave to amend, our motion to dismiss.

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

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. The plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, Judge Komar issued an order sustaining the demurrer and dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on August 1, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b)

of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us.

Each of our current and former officers who were named in the New York securities class action lawsuit has entered into a tolling agreement, effective as of July 20, 2002, with the plaintiff. Pursuant to the tolling agreement, the plaintiff agreed to dismiss our current and former officers from the lawsuit in exchange for a tolling of the statute of limitations with respect to any claims that may be asserted against them through the earlier of (i) thirty days after the termination of the tolling agreement or (ii) September 30, 2003. On October 9, 2002, the court entered an order dismissing our current and former officers from the lawsuit.

Some of our customers have filed or may file for bankruptcy protection, and as a result, we may be required to return some or all of the payments we receive from them as part of the bankruptcy proceedings.

Because of their inability to obtain additional financing or generate sufficient revenues to fund their operations, a number of our customers that previously purchased loop management products from us have filed or may file for bankruptcy protection. For example, in August 2002 the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to us in the aggregate amount of $3,522,714.85. The bankruptcy court may require us, or we may agree as part of a settlement, to return some or all of the payments we have received or will receive in the future from such customers prior to their initiation of bankruptcy proceedings, which would negatively affect our financial results.

If we successfully develop, market and sell our next-generation copper automation products, we may in the future face a number of additional business risks associated with growing our company.

In the future, we may face additional business risks if we successfully develop, market and sell our next-generation copper automation products. Risks associated with growing our company at that time may include:

•	we offer a small number of products, and if they fail to achieve market acceptance, we will not be able to increase our revenues;

•	we may derive a majority of our revenues from a small number of customers, and any decrease in revenues from a major customer could prevent us from meeting our publicly disclosed forecasts or securities analysts’ expectations and cause our stock price to fall;

•	the long sales cycle for our products may cause our revenues and operating results to vary significantly from quarter to quarter;

•	our operating results may fluctuate due to seasonal buying patterns of our target incumbent carrier customers;

•	average selling prices and gross margins of our products may decrease, and we may not be successful in reducing our costs or redesigning our products to remain competitive;

•	we depend on a single contract manufacturer that has no obligation to provide us with fixed pricing or quantities. If we are unable to obtain sufficient products from our contract manufacturer on economical terms, we may not be able to timely fill customer orders;

•	if we fail to enhance existing products or fail to develop and sell new products that meet customer requirements, our sales may suffer;

•	if we do not manage new product introductions effectively, we could experience cancelled orders or product return requests or be required to purchase obsolete inventory from our contract manufacturer;

•	we may not be able to grow our business if we fail to develop and maintain relationships with third parties to market and sell our products;

•	if we fail to manage our personnel levels effectively, our customer relationships could be strained;

•	rapid technological change in the telecommunications industry could render our products obsolete;

•	we could lose our competitive advantage if we are unable to protect our intellectual property; and

•	if we become involved in a protracted intellectual property dispute, or one with a significant damages award, or which requires us to cease selling our products, we could be subject to significant liability and the time and attention of our management could be diverted.

Control by our existing stockholders may limit your ability to influence matters requiring stockholder approval and could delay or prevent a change in control, which could prevent you from realizing a premium in the market price of our common stock.

The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of February 1, 2003, our executive officers, directors and principal stockholders and their affiliates owned 29,118,658 shares, or approximately 46.4%, of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or disapproval of any strategic business transactions.

We expect to experience volatility in our stock price, which could negatively affect your investment.

An active public market for our common stock may not be sustained in the future. The market for technology stocks has been extremely volatile. In 2002 the per-share closing market price of our common stock on the Nasdaq National Market reached a high of $5.55 and a low of $2.00. The following factors could cause the market price of our common stock to fluctuate significantly from the original purchase prices paid by investors:

•	our ability to identify desirable strategic alternatives, our willingness and ability (or lack thereof) and that of any relevant third parties to explore and consummate those alternatives, the time and costs required to explore and investigate possible transactions and the reactions of investors, competitors, customer, employees and others to this process;

•	announcements by us or our competitors of significant contracts, new products or technological innovations, acquisitions, strategic relationships, joint ventures or capital commitments;

•	the generation of negative cash flow by our business for the foreseeable future;

•	announcements about the status of securities class action and shareholder derivative lawsuits against us;

•	changes in financial estimates by us or by securities analysts;

•	release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	changes in market valuations of networking and telecommunications companies; and

•	fluctuations in stock market prices and volumes.

Item 2.    Properties

Our principal administrative, sales, marketing and research and development facility occupies approximately 62,500 square feet in Santa Clara, California under a lease that expires in June 2010. We also have regional sales offices and/or employees in four other states.

During fiscal 2001, we recorded a $2.7 million provision for estimated losses on the operating lease for our headquarters facility. The provision relates to the portion of our leased headquarters facility that we intend to sublease at prevailing market rates, which are less than the rates that we are obligated to pay under our contractual lease commitment. If business conditions and the real estate market were to deteriorate such that we are unable to sublease the unused portion of our headquarters facility as estimated, additional provisions may be required.

Item 3.    Legal Proceedings

We dispute, but cannot assure you that we will be successful in our defense of, the outstanding lawsuits against us described below. If we are unsuccessful, these lawsuits could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against these claims, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our results of operations.

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

All five cases were consolidated before Judge Saundra B. Armstrong in the United States District Court for the Northern District of California on October 26, 2001. The consolidated complaint is encaptioned In re Turnstone Systems, Inc. Securities Litigation, Case No. CV 01-1256 SBA. By order dated December 3, 2001, Judge Armstrong designated Radiant Advisors, LLC as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP as co-lead counsel for the consolidated actions. Plaintiff filed a single amended complaint on September 13, 2002. We filed a motion to dismiss the amended complaint on October 8, 2002. On February 4, 2003, Judge Armstrong issued an order denying in part and granting in part, with leave to amend, our motion to dismiss.

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

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, the plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, Judge Jack Komar issued an order sustaining the demurrer and granting the plaintiff leave to amend the complaint. The plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, Judge Komar issued an order sustaining the demurrer and dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on August 1, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b) of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us.

Each of our current and former officers who were named in the New York securities class action lawsuit has entered into a tolling agreement, effective as of July 20, 2002, with the plaintiff. Pursuant to the tolling agreement, the plaintiff agreed to dismiss our current and former officers from the lawsuit in exchange for a tolling of the statute of limitations with respect to any claims that may be asserted against them through the earlier of (i) thirty days after the termination of the tolling agreement or (ii) September 30, 2003. On October 9, 2002, the court entered an order dismissing our current and former officers from the lawsuit.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol “TSTN” since February 1, 2000. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded in the last two fiscal years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At February 28, 2003, there were approximately 282 stockholders of record and the price per share of our common stock was $2.80.

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Price range per share:
High	$5.55	$4.62	$4.37	$3.05
Low	$3.50	$2.96	$2.16	$2.00

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Price range per share:
High	$9.88	$7.99	$6.32	$4.10
Low	$4.81	$4.26	$2.36	$1.78

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements included herein. The consolidated statement of operations data for the year ended December 31, 1999 and for the period from January 2, 1998 (inception) to December 31, 1998 and the consolidated balance sheet as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements not included herein.

	Years Ended December 31,				Period from January 2, 1998 (inception) to December 31, 1998
	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$3,787	$13,431	$149,365	$27,196	$—
Cost of revenues:
Cost of product and service revenue	1,656	7,202	61,058	12,359	—
Write-down of inventory	5,560	35,019	4,098	—	—
Provision for purchase commitments	—	2,666	7,300	—	—

Total cost of revenues	7,216	44,887	72,456	12,359	—
Gross profit (loss)	(3,429)	(31,456)	76,909	14,837	—
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $879, $1,879, $3,766, $1,639 and $9 for 2002, 2001, 2000, 1999 and 1998, respectively)	15,003	21,991	18,729	5,731	3,462
Sales and marketing (exclusive of non-cash compensation expense of $468, $938, $1,885, $846 and $17 for 2002, 2001, 2000, 1999 and 1998, respectively)	7,988	15,565	13,268	3,912	737
General and administrative (exclusive of non-cash compensation expense of $654, $1,107, $1,366, $1,099 and $3 for 2002, 2001, 2000, 1999 and 1998, respectively)	2,777	4,313	6,894	1,559	713
Amortization and write-off of goodwill and intangible assets	—	8,308	635	—	—
Amortization of deferred stock compensation	2,001	3,924	7,017	3,584	29
Provision for loss on operating lease	—	2,702	—	—	—

Total operating expenses	27,769	56,803	46,543	14,786	4,941
Operating income (loss)	(31,198)	(88,259)	30,366	51	(4,941)
Interest income and other, net	5,783	11,365	7,960	180	193

Income (loss) before income tax expense	(25,415)	(76,894)	38,326	231	(4,748)
Income tax expense	125	3,667	15,964	463	1

Net income (loss)	$(25,540)	$(80,561)	$22,362	$(232)	$(4,749)

Basic net earnings (loss) per share of common stock (1)	$(0.40)	$(1.29)	$0.45	$(0.03)	$(1.99)

Diluted net earnings (loss) per share of common stock (1)	$(0.40)	$(1.29)	$0.34	$(0.03)	$(1.99)

Weighted-average shares of common stock outstanding used in computing basic net earnings (loss) per share of common stock (1)	63,079	62,255	49,964	8,474	2,390

Weighted-average shares of common stock outstanding used in computing diluted net earnings (loss) per share of common stock (1)	63,079	62,255	66,069	8,474	2,390

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$164,309	$208,121	$265,009	$8,063	$1,338
Working capital	161,187	211,172	283,182	10,969	960
Total assets	217,825	249,805	345,997	19,257	1,970
Long-term obligations under capital leases, net of current portion	—	—	41	260	270
Total stockholders’ equity	$212,947	$242,821	$320,627	$11,891	$1,226

(1)	See Note 2 of our Notes to Consolidated Financial Statements for information concerning the shares used to compute net earnings (loss) per share of common stock. All share and per share data have been adjusted to give effect to our two-for-one stock split to holders of record on August 9, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We design, engineer, market and support hardware and software products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. Our CX loop management systems are deployed in central offices to assist with copper loop installation, qualification, service verification and maintenance. Our SX Smart Splitter™ platform combines signal splitting capabilities with test access to assist in the delivery of ADSL services. Our MX Copper CrossConnect® solution is used to provide remote switching and service verification capabilities to facilitate the management of unbundled network elements. Our next generation frame automation solution, currently under development, is intended to provide fast, high capacity, automated copper line switching and connection verification capabilities. Finally, our CrossWorks™ and ONYX software suites enable service providers to remotely control our network equipment and seamlessly integrate loop management functions into their back-office operations support systems.

On January 9, 2003, we announced that we were exploring various strategic alternatives, including possible merger and asset sale transactions, licensing arrangements and dissolution of the company and distribution of assets to stockholders. We also announced that we had engaged Goldman Sachs & Co. as our financial advisor. While we explore our strategic alternatives, our operating activities will be focused primarily on in-process research and development related to our next generation copper automation products for incumbent local exchange carriers. While a limited supply of our products remain available for sale, we have generally ceased all direct sales efforts related to them, and do not expect to generate material revenues from them for the foreseeable future. In connection with these decisions, we reduced headcount by approximately 40%, or 29 employees, in January 2003.

Prior to the fourth quarter of 2001, we derived substantially all of our revenues from sales of our CX100 product and, to a lesser extent, from our maintenance programs. Revenues from our CrossWorks software have not been significant. During the fourth quarter of 2001, we recognized revenue from our SX500 product for the first time and, although not significant, from our CX40 product. During the third quarter of 2002, we recognized revenue from one of our UNE management systems. Our success will depend on our ability to penetrate the incumbent local exchange carrier market and our ability to develop and sell additional products.

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

We currently use Fine Pitch, a contract manufacturer and a subsidiary of Solectron Corporation, to manufacture all of our products. This subcontracting arrangement includes material procurement, board level assembly, final assembly, testing and shipment to our customers. If for any reason our contract with Fine Pitch was terminated, we would be required to purchase any excess inventory held by it and we would have to qualify another contract manufacturer for our products. As of December 31, 2002, our inventory purchase commitments were minimal.

In connection with the granting of stock options and restricted stock purchase awards to our employees, we recorded deferred stock compensation totaling approximately $16.9 million from inception through December 31, 2002, net of cancellations. This amount represents the difference between the exercise price and the fair value of our common stock on the date these stock options were granted, adjusted for cancellations of stock options under the intrinsic method. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for restricted stock purchases, generally either four years or 18 months. For awards with vesting periods of four years, the service period over which deferred stock compensation is amortized is determined separately for each 25% portion of the total award, in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN No. 28). The result of this accounting treatment is that approximately 52% of the unearned deferred stock compensation will be amortized in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year following the date of the grant. For service awards with vesting periods of 18 months, the service periods over which deferred stock compensation is amortized is determined separately for each 16.7% portion of the total award, in accordance with FIN No. 28. The result of this accounting treatment is that approximately 41% of the unearned deferred stock compensation will be amortized in the first quarter, 24% in the second quarter, 16% in the third quarter, 10% in the fourth quarter, 6% in the fifth quarter, and 3% in the sixth quarter following the date of the grant. We recorded $291,000 of related deferred stock compensation amortization expense during the three months ended December 31, 2002 and $2.0 million of such expense during the year ended December 31, 2002. As of December 31, 2002, we had an aggregate of $425,000 of related deferred stock compensation to be amortized. The amortization of this amount will result in additional charges to operations through 2004. The amortization of deferred stock compensation is presented as a separate component of operating expenses in our statements of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, income taxes, and lease losses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Accounting for income taxes; and

•	Lease losses.

Revenue Recognition

We recognize revenues from product sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is reasonably assured. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, we recognize revenues when those obligations have been met or customer acceptance has been received. When an arrangement with the customer includes obligations to deliver unspecified additional products in the future, we recognize revenues ratably over the obligation period. When collectibility of the resulting receivable is not reasonably assured based on the company’s assessment of the customer’s financial condition, we recognize revenues upon customer payment. Our policy generally does not allow for product returns. We maintain a reserve for estimated potential returns based on our historical minimal level of returns. We defer revenues from services and support provided under our maintenance programs based upon the fair value of the program and recognize those revenues on a straight-line basis over the period of the contract. We generally provide a twelve-month warranty for hardware products not covered under hardware maintenance programs. We estimate costs associated with the warranty program based on historical warranty program costs and accrue for those costs at the time of product shipment. We defer revenues from consulting and training based on the fair value of the services, and recognize those revenues when such services are completed.

Allowance for doubtful accounts

Accounts receivable are recorded net of allowance for doubtful accounts totaling $5,000 and $998,000 as of December 31, 2002 and 2001, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. Using these criteria, we establish an allowance for specific invoices deemed uncollectible. In addition, we maintain a minimal unallocated reserve for invoices not specifically reserved. The allowance for doubtful accounts represents our best current estimate of the portion of all outstanding invoices deemed uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, increasing our operating expenses.

Inventory valuation

Inventory is stated at the lower of cost or market. If we determine that the utility of our inventory has been impaired, as measured by our estimate of net realizable value when selling the inventory to customers or other third parties, we reflect this impairment by recording a charge to cost of revenues in the current period. We recorded $5.6 million and $37.7 million to cost of revenues for the years ended December 31, 2002 and 2001, respectively. Decreases in the net realizable value of our finished goods and raw material inventories, including provisions for purchase commitments, were attributable to decreases in our forecasts of future demand. Such determinations require the use of management’s judgment to estimate future demand and the recoverable cost for inventories in excess of foreseeable demand. As of December 31, 2002, inventory has been written down in its entirety.

Accounting for income taxes

We have recorded a deferred tax asset valuation allowance of $47.6 million and $33.8 million as of December 31, 2002 and 2001, respectively, for the portion of the deferred tax asset that more likely than not will not be realized. We review the adequacy and need for the deferred tax asset valuation allowance on a quarterly basis, based on current and estimated future financial information. The allowance represents our best current estimate, but if demand from our customers or the current market conditions were to improve such that we are profitable, the valuation allowance may be reduced or may not be required.

Lease losses

During fiscal 2001, we recorded a $2.7 million provision for estimated losses on an operating lease. The provision related to the portion of our leased headquarters facility that we intend to sublease at prevailing market rates, which are less than the rates that we are obligated to pay under our contractual lease commitment. The decision to sublease a portion of our facilities was made as a result of reductions in operations and workforce during 2001, which has resulted in excess facilities. We evaluate facilities requirements on an ongoing basis. The provision for loss on operating lease was determined based on our best estimate of future facilities requirements and current market conditions. If business conditions and the real estate market were to deteriorate such that we were unable to sublease the unused portion of our headquarters facility as estimated, additional provisions may be required.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of net revenues for the periods indicated. The data has been derived from the consolidated financial statements contained in this report. This information should be read in conjunction with these consolidated financial statements.

	Years Ended December 31,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Cost of product and service revenue	43.7	53.6	40.9
Write-down of inventory	146.8	260.7	2.7
Provision for purchase commitments	—	19.9	4.9

Total cost of revenues	190.5	334.2	48.5
Gross profit (loss)	(90.5)	(234.2)	51.5
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $879, $1,879 and $3,766 for 2002, 2001 and 2000, respectively)	396.2	163.7	12.5
Sales and marketing (exclusive of non-cash compensation expense of $468, $938 and $1,885 for 2002, 2001 and 2000, respectively)	210.9	115.9	8.9
General and administrative (exclusive of non-cash compensation expense of $654, $1,107 and $1,366 for 2002, 2001 and 2000, respectively)	73.3	32.1	4.6
Amortization and write-off of goodwill and intangible assets	—	61.9	0.4
Amortization of deferred stock compensation	52.9	29.2	4.7
Provision for loss on operating lease	—	20.1	—

Total operating expenses	733.3	422.9	31.2
Operating income (loss)	(823.8)	(657.1)	20.3
Interest income and other, net	152.7	84.6	5.3

Income (loss) before income tax expense	(671.1)	(572.5)	25.7
Income tax expense	3.3	27.3	10.7

Net income (loss)	(674.4)%	(599.8)%	15.0%

Fiscal Years Ended December 31, 2002, 2001 and 2000

Net Revenues

Net revenues consist of product revenue and service revenue. Product revenue for the periods presented consists primarily of sales of our CX100 loop management products and, to a lesser extent, our MX500 Copper CrossConnect® and SX Smart Splitter® products and our Crossworks™ and ONYX automation software licenses. Service revenue is derived primarily from our product maintenance programs.

Product revenue was $2.4 million for the year ended December 31, 2002, $10.1 million for the comparable period in 2001 and $143.1 million for the comparable period in 2000, representing a 76.7% decrease in fiscal 2002 from fiscal 2001 and a 93.0% decrease in fiscal 2001 from fiscal 2000. Service revenue was $1.4 million for the year ended December 31, 2002, $3.4 million for the comparable period in 2001 and $6.3 million for the comparable period in 2000, representing a 57.2% decrease in fiscal 2002 from fiscal 2001 and a 46.9% decrease in fiscal 2001 from fiscal 2000. The decreases in product revenue and service revenue were attributable to reduced demand from competitive local exchange carrier customers.

Our revenue to date has been recognized from a small number of customers. We expect that the majority of our revenue will continue to depend on sales of our products to a small number of customers. For the year ended

December 31, 2002, three customers each contributed greater than 10% of total revenues, for a combined total of 52% of total revenues. For the year ended December 31, 2001, three customers each contributed greater than 10% of total revenues, for a combined total of 53% of total revenues. For the year ended December 31, 2000, one customer contributed greater than 10% of total revenue, for a total of 19% or total revenues. Revenue from international customers totaled 46.9% of our net revenues for the year ended December 31, 2002, 21.0% for the comparable period in 2001 and 12.3% for the comparable period in 2000.

While a limited supply of our products remain available for sale, we have generally ceased all direct sales efforts related to them, and do not expect to generate material revenues from them for the foreseeable future.

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

Cost of product revenue was $1.3 million for the year ended December 31, 2002, $5.9 million for the comparable period in 2001 and $59.4 million for the comparable period in 2000, representing a 78.3% decrease in fiscal 2002 from fiscal 2001 and a 90.0% decrease in fiscal 2001 from fiscal 2000. These decreases were attributable to decreases in CX100 product sales to competitive local exchange carriers.

Cost of service revenue was $365,000 for the year ended December 31, 2002, $1.3 million for the comparable period in 2001, and $1.6 million in the comparable period of 2000. These decreases were primarily attributable to headcount reductions in our customer support organization that were made in response to the decreased demand for our product maintenance services.

Write-down of inventory represents a charge to write down the value of finished goods and raw materials inventory on hand to net realizable value. Provision for purchase commitments represents charges to accrue a liability for minimum purchase commitments made for future delivery of raw materials in excess of forecast requirements. In the aggregate, write-down of inventory and provision for purchase commitments was $5.6 million for the year ended December 31, 2002, $37.7 million for the comparable period of 2001 and $11.4 million for the comparable period in 2000. Decreases in the net realizable value of our finished goods and raw material inventories, including provisions for purchase commitments, were attributable to decreases in our forecasts of future demand. As of December 31, 2002, inventory was written down in its entirety and purchase commitments were minimal.

If we are successful in selling our loop management family and UNE management family products in future periods, we expect cost of product revenue as a percentage of product revenue to temporarily decrease as a percentage of sales. This decrease would be primarily attributable to our existing quantities of finished goods and raw materials inventories that have been written down in their entirety, but that would be available to partially fulfill future customer demand.

Research and Development

Research and development expenses, net of non-cash compensation expense of $879,000 for the year ended December 31, 2002, $1.9 million for the comparable period in 2001, and $3.8 million for the comparable period in 2000, consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, and material costs related to the design, development, testing and enhancement of our products.

Research and development expenses, net of non-cash compensation, were $15.0 million for the year ended December 31, 2002, $22.0 million for the comparable period in 2001 and $18.7 million for the comparable period in 2000, representing a decrease of 31.8% in fiscal 2002 from fiscal 2001 and an increase of 17.4% in fiscal 2001 from 2000. The decrease in fiscal 2002 was primarily attributable to the discontinuation of our research and development operations in New Zealand and overall headcount reductions resulting from our restructuring in September 2001. The increase in fiscal 2001 from fiscal 2000 was primarily due to increases in the number of personnel engaged in research and development activities, including the addition of research and development personnel associated with our acquisition of Paragon Solutions Limited.

Going forward, our research and development activities will be focused primarily on in-process research and development related to our next generation copper automation products for incumbent local exchange carriers. We expect that research and development expenses will remain a substantial percentage of total operating expenses in future periods.

Sales and Marketing

Sales and marketing expenses, net of non-cash compensation expense of $468,000 for the year ended December 31, 2002, $938,000 for the comparable period in 2001, and $1.9 million for the comparable period in 2000, consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows and promotional expenses.

Sales and marketing expenses, net of non-cash compensation expense, were $8.0 million for the year ended December 31, 2002, $15.6 million for the comparable period in 2001 and $13.3 million for the comparable period in 2000, representing a decrease of 48.7% in fiscal 2002 from fiscal 2001 and an increase of 17.3% in fiscal 2001 from fiscal 2000. The decrease in fiscal 2002 was primarily attributable to a decrease in the number of sales and sales support personnel domestically and internationally from fiscal 2001, as well as reduced tradeshow and other customer marketing activities. The increase in fiscal 2001 was primarily due to an increase in the number of sales and sales support personnel domestically and internationally, costs associated with the addition of sales offices in Brazil, Hong Kong and Singapore, and increased tradeshow activities.

Currently, we are focusing our sales and marketing activities on engaging North American incumbent local exchange carriers in testing and purchasing our UNE management and next generation frame automation product families. If we are successful in engaging them, we will incur substantial sales and marketing costs related to their trials of our products.

General and Administrative

General and administrative expenses, net of non-cash compensation expense of $654,000 for the year ended December 31, 2002, $1.1 million for the comparable period in 2001, and $1.4 million for the comparable period in 2000, consist primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses.

General and administrative expenses, net of non-cash compensation expenses, were $2.8 million for the year ended December 31, 2002, $4.3 million for the comparable period in 2001, and $6.9 million for the comparable period in 2000, representing a decrease of 35.6% in fiscal 2002 from fiscal 2001 and a decrease of 37.4% in fiscal 2001 from fiscal 2000. The decrease in fiscal 2002 was primarily due to a decrease in the number of finance and administrative personnel as a result of restructuring programs, and decreased professional fees. The decrease in fiscal 2001 was primarily due to a $2.1 million charge taken in the fourth quarter of fiscal 2000 to increase our allowance for bad debt as a result of a severe downturn in many of our customers’ financial position, and due to a decrease in the number of finance and administrative personnel in fiscal 2001 as compared to fiscal 2000.

We expect to incur significant financial advisory fees, legal fees and other general and administrative expenses associated with exploring various strategic alternatives, which may increase general and administrative expenses in future periods.

Amortization of Deferred Stock Compensation

As of December 31, 2002, deferred stock compensation totaled $425,000. We amortized deferred stock compensation of approximately $2.0 million in the year ended December 31, 2002, $3.9 million for the comparable period in 2001, and $7.0 million for the comparable period in 2000.

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

Interest Income and Other, Net

Interest income and other, net consists primarily of income from our cash investments, and to a lesser extent the net gain or loss from foreign currency translation gains and losses, net gains or losses on disposal of property and equipment, and expenses related to our lease financing obligations. We had interest income and other, net of $5.8 million for the year ended December 31, 2002, $11.4 million for the comparable period in 2001, and $8.0 million for the comparable period in 2000. The decrease in interest income and other, net in fiscal 2002 from fiscal 2001 is primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances. The increase in fiscal 2001 from fiscal 2000 is primarily attributable to increased cash and investment balances in fiscal 2001 as compared to fiscal 2000. In future periods, we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments and any future short and long-term debt outstanding during each period.

Income Tax Expense

Income tax expense decreased to $125,000 for the year ended December 31, 2002 from $3.7 million in the comparable period in 2001. This decrease is primarily due to a $3.6 million valuation allowance recorded in 2001 for that portion of the deferred tax asset that more likely than not will not be realized. Income tax expense for the year ended December 31, 2002 consisted primarily of minimum state taxes and foreign income taxes related to our international subsidiaries. As a result of the decrease in product revenue due to decreased demand from our existing customer base, current market conditions, and the expected impact of these factors on our future profitability, management has established a $47.6 million allowance for that portion of the deferred tax asset that more likely than not will not be realized. Income tax expense for the year ended December 31, 2000 was $16.0 million and consisted primarily of federal and minimum state taxes at an effective tax rate of 41.7%.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2002 consisted of $103.4 million in cash and cash equivalents, $61.0 million in short-term investments and $47.3 million in long-term investments. Additional capital resources as of December 31, 2002 included restricted cash of $3.6 million.

During the year ended December 31, 2002, we used $16.6 million in operating activities, primarily from our net loss of $25.5 million, which was partially offset by the effect of non-cash charges included in net loss. Non-cash charges consisted principally of amortization of deferred stock compensation of $2.0 million and depreciation expense of $1.8 million. Inventory decreased $6.2 million, primarily the result of inventory write-downs of $5.6 million.

Net cash provided by investing activities for the year ended December 31, 2002 was $33.1 million primarily due to proceeds from sales and maturities of available-for-sale investments of $232.1 million, net of purchases of similar investments in the amount of $198.7 million.

In May 2000, we entered into an operating lease agreement for corporate facilities. Upon execution of the lease agreement in May 2000 and extending through the duration of the lease term, we are required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires us to hold funds in the form of a certificate of deposit with a financial institution, and is classified as restricted cash on our consolidated balance sheet. The lease term commenced July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term.

Net cash used in financing activities for the year ended December 31, 2002 was $6.0 million primarily due to purchases of treasury stock totaling $6.3 million, partially offset by proceeds from stock option exercises and employee stock purchases. Our purchases of treasury stock were made pursuant to a stock repurchase program approved by the board of directors in October 2001. This program approved the purchase of up to $15.0 million of our common stock over the proceeding twelve-month period. In October 2002, the stock repurchase program was extended for an additional twelve-month period. As of December 31, 2002, we were authorized under the program to purchase up to an additional $5.1 million of our common stock.

We expect to devote capital and operating resources to continue our research and development efforts, to repurchase our common stock and for other general corporate activities. Although we believe that current cash and investment balances will be sufficient to fund operations for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of SFAS No. 143 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that the adoption of SFAS No. 146 will have a material impact on our financial position, results of operations, and cash flows, except that it may impact the timing of recognition of exit costs.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/ measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN 45 but expect that they will not have a material impact on our financial position, results of operations, and cash flows upon adoption.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on our financial position, results of operations, and cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after June 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. We are reviewing the provisions of FIN 46 and comply with the disclosure requirements, but do not expect FIN 46 to have a material impact on our financial position, results of operations, and cash flows.

In January 2003, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact the adoption of this issue will have on our financial position, results of operations, and cash flows.

Item 7a.    Quantitative And Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop our products in the United States and have marketed our products in the United States, Canada, Europe, Asia and Asia Pacific. Substantially all of our sales and expenses are denominated in United States dollars. Foreign currency translation gains and losses are included in interest income and other, net. A strengthening of the dollar could make our products less competitive in foreign markets. We have not engaged in any foreign exchange hedging activities to date. We may conduct transactions in foreign currencies in the future if we expand our international activities and may engage in foreign exchange hedging activities at that time.

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

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002 and 2001. This table does not include money market funds because those funds are subject to minimal market risk.

	Maturing in Three Months or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
At December 31, 2002
Included in cash and cash equivalents	$79,456	$—	$—	$79,456
Weighted average interest rate	1.45%	—	—	1.45%
Included in short-term investments	$15,001	$45,950	$—	$60,951
Weighted average interest rate	3.70%	1.99%	—	2.41%
Included in long-term investments	$—	$—	$47,301	$47,301
Weighted average interest rate	—	—	2.88%	2.88%
Total portfolio	$94,457	$45,950	$47,301	$187,708
Weighted average interest rate	1.81%	1.99%	2.88%	2.13%

At December 31, 2001
Included in cash and cash equivalents	$57,042	$—	$—	$57,042
Weighted average interest rate	2.22%	—	—	2.22%
Included in short-term investments	$20,757	$94,731	$—	$115,488
Weighted average interest rate	3.86%	3.15%	—	3.28%
Included in long-term investments	$—	$—	$26,562	$26,562
Weighted average interest rate	—	—	5.34%	5.34%
Total portfolio	$77,799	$94,731	$26,562	$199,092
Weighted average interest rate	2.66%	3.15%	5.34%	3.25%

Item 8.    Financial Statements And Supplementary Data

The following consolidated financial statements, and the related notes thereto, of Turnstone Systems, Inc. and subsidiaries, and the Report of Independent Auditors, and unaudited supplemental data are filed as a part of this Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements of Turnstone Systems, Inc. and subsidiaries filed as part of this Annual Report on Form 10-K.

•	Schedule II—Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements of the notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Turnstone Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Turnstone Systems, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turnstone Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California

January 17, 2003

TURNSTONE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$103,358	$92,633
Short-term investments	60,951	115,488
Accounts receivable, net of allowance for doubtful accounts and sales returns of $5 and $998 at December 31, 2002 and 2001, respectively	314	510
Inventory	—	6,208
Income tax receivable	—	527
Prepaid expenses and other current assets	767	1,146

Total current assets	165,390	216,512

Property and equipment, net	1,495	3,068
Long-term investments	47,301	26,562
Restricted cash	3,639	3,639
Other assets	—	24

Total assets	$217,825	$249,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621	$533
Accrued compensation and benefits	784	1,077
Other current liabilities and accrued expenses	2,644	3,494
Deferred revenue	154	177
Customer deposits	—	18
Current obligations under capital leases	—	41

Total current liabilities	4,203	5,340

Accrual for loss on operating lease	675	1,576
Other long-term liabilities	—	68

Total liabilities	4,878	6,984

Stockholders’ equity:
Convertible preferred stock, $.001 stated value, 5,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.001 stated value, 200,000 shares authorized; 65,884 and 65,643 shares issued and outstanding at December 31, 2002 and 2001, respectively	66	66
Treasury stock, at cost; 3,128 shares and 1,199 shares at December 31, 2002 and 2001, respectively	(9,896)	(3,554)
Additional paid-in capital	311,498	311,163
Deferred stock compensation	(425)	(2,516)
Accumulated other comprehensive income	424	842
Accumulated deficit	(88,720)	(63,180)

Total stockholders’ equity	212,947	242,821

Total liabilities and stockholders’ equity	$217,825	$249,805

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Net revenues:
Product revenue	$2,355	$10,086	$143,070
Service revenue	1,432	3,345	6,295

Total net revenues	3,787	13,431	149,365
Cost of revenues:
Cost of product revenue	1,291	5,943	59,415
Cost of service revenue	365	1,259	1,643
Write-down of inventory	5,560	35,019	4,098
Provision for purchase commitments	—	2,666	7,300

Total cost of revenues	7,216	44,887	72,456
Gross profit (loss)	(3,429)	(31,456)	76,909

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $879, $1,879 and $3,766 for 2002, 2001 and 2000, respectively)	15,003	21,991	18,729
Sales and marketing (exclusive of non-cash compensation expense of $468, $938 and $1,885 for 2002, 2001 and 2000, respectively)	7,988	15,565	13,268
General and administrative (exclusive of non-cash compensation expense of $654, $1,107 and $1,366 for 2002, 2001 and 2000, respectively)	2,777	4,313	6,894
Amortization and write-off of goodwill and intangible assets	—	8,308	635
Amortization of deferred stock compensation	2,001	3,924	7,017
Provision for loss on operating lease	—	2,702	—

Total operating expenses	27,769	56,803	46,543

Operating income (loss)	(31,198)	(88,259)	30,366
Interest income and other, net	5,783	11,365	7,960

Income (loss) before income tax	(25,415)	(76,894)	38,326
Income tax expense	125	3,667	15,964

Net income (loss)	$(25,540)	$(80,561)	$22,362

Basic net earnings (loss) per share of common stock	$(0.40)	$(1.29)	$0.45

Diluted net earnings (loss) per share of common stock	$(0.40)	$(1.29)	$0.34

Weighted-average shares of common stock outstanding used in computing basic net earnings (loss) per share	63,079	62,255	49,964

Weighted-average shares of common stock outstanding used in computing diluted net earnings (loss) per share	63,079	62,255	66,069

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999	14,857	$15	22,814	$22	—	$—	$26,536	$(9,701)	$—	$(4,981)	$11,891
Issuance of common stock pursuant to stock plans to employees	—	—	2,446	2	—	—	2,196	—	—	—	2,198
Repurchases of common stock	—	—	(17)	—	—	—	(20)	—	—	—	(20)
Issuance of stock pursuant to warrant exercises	—	—	266	1	—	—	(1)	—	—	—	—
Conversion of preferred to common stock	(14,857)	(15)	29,714	30	—	—	(15)	—	—	—	—
Issuance of stock pursuant to initial public offering, net of offering expenses	—	—	6,900	7	—	—	92,104	—	—	—	92,111
Issuance of stock pursuant to secondary offering, net of offering expenses	—	—	3,500	4	—	—	165,485	—	—	—	165,489
Deferred stock compensation	—	—	—	—	—	—	3,967	(3,967)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	7,017	—	—	7,017
Tax benefit on stock options	—	—	—	—	—	—	19,521	—	—	—	19,521
Comprehensive income:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	58	—	58
Net income	—	—	—	—	—	—	—	—	—	22,362	22,362

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	22,420

Balance at December 31, 2000	—	—	65,623	66	—	—	309,773	(6,651)	58	17,381	320,627

Issuance of common stock pursuant to stock plans to employees and consultants	—	—	1,790	2	—	—	1,823	—	—	—	1,825
Repurchases of common stock	—	—	(1,770)	(2)	—	—	(222)	—	—	—	(224)
Deferred stock compensation	—	—	—	—	—	—	(211)	211	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,924	—	—	3,924
Purchases of treasury stock	—	—	—	—	1,199	(3,554)	—	—	—	—	(3,554)
Comprehensive loss:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	784	—	784
Net loss	—	—	—	—	—	—	—	—	—	(80,561)	(80,561)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(79,777)

Balance at December 31, 2001	—	—	65,643	66	1,199	(3,554)	311,163	(2,516)	842	(63,180)	242,821

Issuance of common stock pursuant to stock plans to employees and consultants	—	—	317	—	—	—	425	—	—	—	425
Repurchases of common stock	—	—	(76)	—	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	—	(90)	90	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2,001	—	—	2,001
Purchases of treasury stock	—	—	—	—	1,929	(6,342)	—	—	—	—	(6,342)
Comprehensive loss:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	—	—	—	—	—	(25,540)	(25,540)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(25,958)

Balance at December 31, 2002	—	$—	65,884	$66	3,128	$(9,896)	$311,498	$(425)	$424	$(88,720)	$212,947

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2002	2001	2000
Operating activities
Net income (loss)	$(25,540)	$(80,561)	$22,362
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,822	2,774	1,634
Write-off of intangible assets	—	7,501	—
Stock compensation expense	2,001	3,924	7,017
Common stock issued for services	1	7	84
Tax benefit on stock options	—	—	19,521
Provision for doubtful accounts and sales returns	(481)	(464)	2,800
(Gains) losses on disposal of property and equipment	(1)	283	53
Provision for loss on operating lease	—	2,702	—
Effect of changes in foreign currency	(167)	62	51
Changes in operating assets and liabilities:
Accounts receivable	677	1,224	2,829
Income tax receivable	543	6,311	(6,840)
Deferred tax asset	—	3,616	(3,616)
Inventory	6,208	23,294	(26,563)
Prepaid expenses and other current assets	408	1,112	(1,634)
Accounts payable	87	(8,590)	7,427
Accrued compensation and benefits	(294)	(995)	1,117
Other accrued liabilities	(859)	(7,082)	8,981
Accrual for loss on operating lease	(901)	—	—
Other long-term liabilities	(68)	(157)	—
Deferred revenue	(23)	(1,625)	(330)
Customer deposits	(18)	18	(1,328)

Net cash provided by (used in) operating activities	(16,605)	(46,646)	33,565

Investing activities
Acquisition of Paragon Solutions Limited, net of cash acquired of $374	—	(5,000)	(4,626)
Acquisition of property and equipment	(258)	(1,275)	(3,981)
Proceeds from disposal of property and equipment	10	—	31
Purchases of available-for-sale investments, net	(198,741)	(258,265)	(120,076)
Proceeds from sales and maturities of available-for-sale investments	232,121	206,857	30,277
Increase in restricted cash	—	—	(3,639)

Net cash provided by (used in) investing activities	33,132	(57,683)	(102,014)

Financing activities
Net proceeds from issuance of common stock	424	1,593	259,694
Principal payments of capital lease obligations	(41)	(196)	(224)
Purchases of treasury stock	(6,342)	(3,554)	—

Net cash provided by (used in) financing activities	(5,959)	(2,157)	259,470
Effect of exchange rate changes on cash and cash equivalents	157	28	7

Net increase (decrease) in cash and cash equivalents	10,725	(106,458)	191,028
Cash and cash equivalents at beginning of period	92,633	199,091	8,063

Cash and cash equivalents at end of period	$103,358	$92,633	$199,091

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$16	$27

Cash paid for income tax	$222	$104	$6,775

Noncash investing and financing activities:
Note payable issued for acquisition of Paragon Solutions Limited	$—	$—	$2,377
Deferred stock compensation	$(90)	$(211)	$3,967

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 And 2000

1.    Description of Business

Turnstone Systems, Inc. (the Company) develops and markets products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. The Company commenced the commercial sale of its products in the first quarter of 1999.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in Australia, Brazil, France, Germany, Hong Kong, New Zealand, Singapore, and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

The functional currency of the Company’s subsidiaries is the U.S. dollar. The financial statements of the subsidiaries are remeasured into U.S. dollars for the purpose of consolidation using the historical exchange rates in effect at the date of the transactions. Remeasurement and foreign currency translation gains and losses are included in interest income and other, net and have not been material for all periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2002 and 2001 consisted primarily of money market funds.

Investments

The Company has classified its investment securities as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses are included in other comprehensive income (loss). Realized gains and losses are computed using the specific identification method.

The Company’s investments consist of U.S., state, and municipal government obligations and corporate debt securities. Investments with original maturities greater than three months and remaining maturities of less than or equal to one year are classified as short-term investments. Investment securities with remaining maturities greater than one year are classified as long-term investments. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and investments with three high quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses.

For the year ended December 31, 2002, three customers each represented 23%, 17%, and 12%, respectively, of net revenues. For the year ended December 31, 2001, three customers each represented 25%, 15%, and 13%, respectively, of net revenues. For the year ended December 31, 2000, one customer represented 19% of net revenues. The Company’s revenues during 2002, 2001 and 2000 were primarily derived from customers who are competitive local exchange carriers and to a lesser extent, incumbent local exchange carriers. The financial condition of telecommunication service providers has had in the past, and may have in the future, a significant impact on the Company’s results of operations.

Foreign Currency Risk

The Company develops its products in the United States and markets its products in the United States, Canada, Europe, Asia and Asia Pacific. Substantially all revenues and expenses are denominated in United States dollars The Company currently conducts only minimal transactions in any foreign currencies and, therefore, does not engage in any foreign exchange hedging activities.

Inventories

Inventories consisted primarily of finished products and raw materials. Finished products are manufactured by a third party manufacturer and are included in the Company’s inventory balance once testing is complete and title passes to the Company. Raw materials included in the Company’s inventory balance consist of component parts inventory purchased by the Company. The Company recognized a charge of $5.6 million in 2002 to write down component and product inventory values, and a charge of $37.7 million in 2001 to write down component and product inventory values and to accrue for minimum required purchase commitments made for future delivery of raw materials in excess of forecasted requirements. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Component parts purchased and owned by the third party manufacturer are not included in the Company’s inventory balance. Under the contract with the third party manufacturer, the Company is contingently liable for component parts purchased on behalf of the Company, and work-in-process and finished goods inventory manufactured for the Company, that become excess or obsolete to the manufacturer as a result of certain actions. Such actions can include the effect of product design changes or changes in the Company’s planned requirements.

Inventory consisted of the following (in thousands):

	As of December 31,
	2002	2001
Raw materials	$—	$750
Finished goods	—	5,458

	$—	$6,208

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

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

Valuation of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Recoverability of goodwill and certain identifiable intangibles is measured by the undiscounted cash flows of the acquired business over the remaining amortization period and, when the carrying value exceeds the net realizable value, the value of goodwill and intangible is reduced to net realizable value.

In September 2001, the Company decided to discontinue operations of its New Zealand subsidiary and recorded a charge of $7.5 million to write off the remaining carrying value of goodwill and purchased intangible assets. The intangible assets consisted of goodwill and assembled workforce associated with the Company’s purchase of Paragon Solutions Limited (Paragon) in August 2000 and were being amortized on a straight-line basis over an estimated life of four years.

Revenue Recognition

The Company recognizes revenues from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer is fixed or determinable and that collectibility of the resulting receivable is reasonably assured. When the arrangement with the customer includes future obligations for which fair value does not exist or is subject to obtaining customer acceptance, revenues are recognized when those obligations have been met or customer acceptance has been received. When an arrangement with the customer includes obligations to deliver unspecified additional products in the future, revenues are recognized ratably over the obligation period. When collectibility of the resulting receivable is not reasonably assured based on the Company’s assessment of the customer’s financial condition, revenues are recognized upon customer payment. The Company generally does not allow for product returns, however the Company maintains a reserve for estimated potential returns based on a historical minimal level of returns. Revenues from services and support provided under the Company’s maintenance programs are deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. The Company generally provides twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program are estimated based on historical warranty program costs and are accrued for at the time of product shipment. Revenues from consulting and training are deferred based on the fair value of the services, and recognized when such services are completed.

Deferred revenues represent amounts received from customers in respect of maintenance programs, consulting and training, in advance of such services and support to be provided, and amounts received from customers in respect of product shipments for which remaining unspecified obligations exist.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from transactions involving the Company’s software application products are recognized provided that a purchase order has been received, the software and related documentation have been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable. To date, revenues from such transactions have not been significant.

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

Advertising Costs

The Company expenses advertising costs as incurred.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Compensation expense on fixed stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)—as reported	$(25,540)	$(80,561)	$22,362
Add: Stock-based employee compensation expense included in the reported net income (loss), net of related tax effects	2,001	3,924	7,017
Deduct: Stock-based employee compensation expense using the fair value based method, net of related tax effects	(18,567)	(23,533)	(64,327)

Pro forma net loss	$(42,106)	$(100,170)	$(34,948)

Basic net income (loss) per share
As reported	$(0.40)	$(1.29)	$0.45

Pro forma	$(0.67)	$(1.61)	$(0.70)

Diluted net income (loss) per share
As reported	$(0.40)	$(1.29)	$0.34

Pro forma	$(0.67)	$(1.61)	$(0.70)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed using the weighted-average number of

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding shares of common stock excluding the weighted-average number of shares of restricted stock subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury-stock method, and from convertible securities using the “as-if converted basis”.

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)	$(25,540)	$(80,561)	$22,362

Basic and diluted:
Weighted-average shares of common stock outstanding	63,728	64,842	58,690
Less: Weighted-average shares subject to repurchase	(649)	(2,587)	(8,726)

Weighted-average shares used in computing basic net income (loss) per share	63,079	62,255	49,964
Dilutive common equivalent shares:
Shares issuable under stock options	—	—	4,819
Restricted stock subject to repurchase	—	—	8,726
Shares issuable pursuant to warrants	—	—	43
Shares issuable upon conversion of preferred stock	—	—	2,517

Weighted-average shares used in computing diluted net earning (loss) per share	63,079	62,255	66,069

Net income (loss) per share—basic	$(0.40)	$(1.29)	$0.45

Net income (loss) per share—diluted	$(0.40)	$(1.29)	$0.34

Potential shares of common stock, which have been excluded from the determination of net earnings per share for the year ended December 31, 2002 and 2001, consisted of shares issuable under stock options and shares of restricted common stock subject to repurchase. Potential shares of common stock, which were excluded from the determination of net earnings per share for the year ended December 31, 2000, consisted of shares issuable under stock options with exercise prices greater than the average fair market value of the Company’s common stock.

These potential shares, which were excluded because the effect of such shares would have been anti-dilutive for each of the periods presented, were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Shares issuable under stock options	10,237	7,639	4,307
Shares of restricted stock subject to repurchase	134	1,057	—

	10,371	8,696	4,307

Income Taxes

Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of SFAS No. 143 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that the adoption of SFAS No. 146 will have a material impact on our financial position, results of operations, and cash flows, except that it may impact the timing of recognition of exit costs.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN 45 but expect that they will not have a material impact on our financial position, results of operations, and cash flows upon adoption.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on our financial position, results of operations, and cash flows.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after June 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. We are reviewing the provisions of FIN 46 and comply with the disclosure requirements, but do not expect FIN 46 to have a material impact on our financial position, results of operations, and cash flows.

In January 2003, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact the adoption of this issue will have on our financial position, results of operations, and cash flows.

3.    Restructuring and Related Costs

In September 2001, the Company announced a restructuring program in an effort to better align its business operations with current industry market conditions and the Company’s strategic objectives. The restructuring program included a reduction of the U.S. workforce, discontinuation of its operations in New Zealand and a reduction of its presence in Europe. The actions resulted in severance and related costs, lease termination costs, charges to write off goodwill and intangible assets related to the New Zealand subsidiary, and a provision for loss on an operating lease in the U.S. Restructuring and related costs included in operating expenses totaled approximately $11.3 million for the year ended December 31, 2001.

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

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring and related charges consisted of the following (in thousands):

	Allowance for Loss on Operating Lease	Severance and Related Costs	Lease Termination Charges and Other	Impairment of Property and Equipment	Impairment of Intangible Assets	Total
Restructuring costs during 2001	$2,702	$742	$147	$241	$7,501	$11,333
Non-cash charges	—	—	—	(241)	(7,501)	(7,742)
Cash payments	(225)	(742)	(147)	—	—	(1,114)

Balance at December 31, 2002	2,477	—	—	—	—	2,477
Non-cash charges	—	—	—	—	—	—
Cash payments	(901)	—	—	—	—	(901)

Balance at December 31, 2002	$1,576	$—	$—	$—	$—	$1,576

The accrual for loss on operating lease consisted of a current portion of $901,000, which was included in other current liabilities and accrued expenses, at December 31, 2002 and 2001. The accrual for loss on operating lease consisted of a long-term portion of $675,000 and $1.6 million at December 31, 2002 and 2001, respectively.

4.    Acquisition

On August 8, 2000, the Company completed the acquisition of Paragon, a privately held New Zealand company. Paragon was an engineering design services company that specializes in the design of telecommunications services products. In connection with this acquisition and in exchange for all outstanding ordinary shares of Paragon, the former shareholders of Paragon received $5.0 million in cash in August 2000, representing the first installment of the total consideration for the acquisition. On August 8, 2001, the first anniversary of the acquisition, the Company paid the final installment for the maximum amount of $5.0 million.

The following summarized financial information, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the year ended December 31, 2000, assuming Paragon had been acquired at the beginning of the period presented (in thousands, except per share data):

Year Ended December 31, 2000
Net revenues	$150,812
Net income	$21,321
Basic net earnings per share of common stock	$0.43
Diluted net earnings per share of common stock	$0.32

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results or a representation of the effects of the combined operations.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Investments

The following is a summary of available-for-sale securities (in thousands):

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Fair Value
Certificates of deposit	$3,639	$—	$3,639
Commercial paper	—	—	—
Government notes and bonds	81,010	367	81,377
Corporate notes and bonds	26,813	62	26,875

	$111,462	$429	$111,891

Reported as:
Short-term investments			$60,951
Long-term investments			47,301
Restricted cash			3,639

Total			$111,891

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Fair Value
Certificates of deposit	$3,639	$—	$3,639
Commercial paper	6,973	4	6,977
Government notes and bonds	69,236	145	69,381
Corporate notes and bonds	64,999	693	65,692

	$144,847	$842	$145,689

Reported as:
Short-term investments			$115,488
Long-term investments			26,562
Restricted cash			3,639

Total			$145,689

As of December 31, 2002 and 2001, all of the Company’s available-for-sale securities that were classified as long-term had maturities between one year and two years.

6.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2002	2001
Computer equipment and purchased software	$3,382	$3,334
Test and lab equipment	1,980	1,801
Furniture and office equipment	852	842
Leasehold improvements	131	131

	6,345	6,108
Less accumulated depreciation and amortization	4,850	3,040

Property and equipment, net	$1,495	$3,068

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense of property and equipment totaled $1,822,000, $2,027,000 and $999,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.    Income Taxes

The provision (benefit) for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Domestic	$(24,968)	$(75,925)	$39,024
Foreign	(447)	(969)	(698)

	$(25,415)	$(76,894)	$38,326

Income taxes were comprised of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$(363)	$8
State	77	343	4
Foreign	48	71	47

Total current tax expense	125	51	59
Deferred:
Federal	—	3,616	(3,616)

Total deferred tax expense (benefit)	—	3,616	(3,616)
Charge in lieu of income taxes attributable to stock options exercised:
Federal	—	—	16,720
State	—	—	2,801

Total charge in lieu of income taxes	—	—	19,521

Total income tax expense	$125	$3,667	$15,964

The 2002, 2001 and 2000 income tax expense differed from the amounts computed by applying the U.S federal income tax rate of 34% for the year ended 2002 and 2001, and 35% for the year ended 2000 to pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal tax at statutory rate	$(8,641)	$(26,144)	$13,414
State taxes, net of federal income tax benefit	51	226	1,823
Foreign tax differential	200	—	—
Research and development and other credits	—	(200)	(209)
Permanent differences relating to stock exercise	696	1,119	1,843
Valuation allowances (utilized) not benefited	—	3,616	(1,265)
Net operating losses and credits (utilized) not benefited	7,819	24,979	—
Other differences	—	71	358

Total income tax expense	$125	$3,667	$15,964

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows (in thousands):

	As of December 31,
	2002	2001	2000
Deferred tax assets:
Reserve for bad debt	$—	$234	$1,096
Sales return reserve and other accruals	—	156	187
Inventory reserve	2,175	—	1,781
Accrued vacation	265	276	329
Warranty reserve	—	17	144
Startup and organizational costs	—	294	458
Deferred revenues	52	69	697
Other accruals and reserves	1,876	228	—
Goodwill, foreign branch	2,602	—	162
Net operating loss carryforwards	31,921	25,884	—
Credits carryforwards	8,678	6,758	—

Total gross deferred tax assets	47,569	33,916	4,854
Valuation allowance	(47,569)	(33,815)	(1,191)

Total deferred assets	—	101	3,663
Deferred tax liabilities:
Plant and equipment	—	(101)	(47)

Total deferred tax assets	$—	$—	$3,616

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, it believes it is more likely than not that it will not realize the benefits of these deductions and accordingly, a full valuation allowance has been established against the net deferred tax assets. The net increase in the total valuation allowance for the years ended December 31, 2002 and 2001 was $13,754,000 and $32,624,000, respectively.

As of December 31, 2002, the Company has reported net operating loss carryforwards of approximately $87,900,000 and $37,200,000 for federal and California income tax purposes, respectively. The federal net operating loss carryforwards expire in various tax years through 2022 and California net operating loss carryforwards expire in various tax years through 2012. In addition, the Company has research and development credits of approximately $5,900,000 for federal purposes and $4,100,000 for state purposes. The federal R&D credits will expire in various tax years through 2022, and the California R&D credits can be carried forward indefinitely. Also, the Company has $115,000 of manufacturer’s investment tax credit carryforward for California purposes, which will expire beginning in 2011.

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

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Other Current Liabilities and Accrued Expenses

Other current liabilities and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2002	2001
Deferred rent	$1,318	$881
Accrued legal	63	327
Sales tax payable	—	729
Accrual for loss on operating lease	901	901
Accrued warranty	11	43
Other	351	613

Total	$2,644	$3,494

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements. A reconciliation of the changes in accrued warranty for the year ending December 31, 2002 follows (in thousands):

	Accrued Warranty as of December 31, 2001	Payments Made Under Warranty Program	Product Warranties Issued During Year	Deductions for Change in Estimates	Accrued Warranty as of December 31, 2002
Warranty accrual	$43	$—	$—	$(32)	$11

9.    Litigation

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

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in state court in California, County of Santa Clara, against the Company and certain of its officers and directors, alleging that the individual defendants caused the Company harm by either making or permitting the Company to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock sales during that period. The complaint asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement of the Company. The Company demurred to the complaint on July 9, 2001. On September 28, 2001, a court order was issued sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, the plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. The Company filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, the Judge issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. The plaintiff filed an amended complaint on March 19, 2002. The Company filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, the Judge issued an order sustaining the demurrer and dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on August 1, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against the Company.

Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of December 31, 2002. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of the Company’s former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to the Company in the aggregate amount of $3,522,714.85. The Company filed its answer on September 10, 2002.

This matter is subject to many uncertainties and the outcome is not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability or the financial impact with respect to this matter as of December 31, 2002. However, management believes that the final resolution of this matter will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

Purchase Commitments and Contingencies

As of December 31, 2002 and 2001, the Company’s outstanding purchase commitments to its contract manufacturer were minimal. In 2000, the Company recorded a charge to cost of net revenues totaling $7.3 million representing certain noncancelable purchase commitments for product component parts in excess of forecast requirements. These purchase commitments included commitments to the Company’s third party manufacturer for component parts to be purchased on behalf of the Company by its third party manufacturer, as well as the Company’s purchase commitments for component parts to its vendors.

Lease Commitments

The Company is obligated under certain noncancelable operating leases for office space, which requires the Company to pay related property taxes and normal maintenance. The leases expire in various years through 2010. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $3,517,000, $4,137,000 and $2,537,000, respectively.

Future minimum lease payments under noncancelable, operating leases are as follows as of December 31, 2002 (in thousands):

Year Ending December 31,	Operating Leases
2003	3,994
2004	4,105
2005	4,249
2006	4,397
2007	4,551
Thereafter	12,066

Total minimum lease payments	$33,362

The Company subleases a facility, and certain furniture and fixtures located at the facility, that the Company previously occupied under a sublease arrangement which expired in September 2002. Total payments received under this noncancelable operating sublease in 2002 were $203,000.

In May 2000, the Company entered into an operating lease agreement for new corporate facilities. The lease term commenced July 1, 2000 and extends through June 30, 2010. Lease payments will be made on an escalating basis for total minimum lease payments of $42.7 million over the lease term. Rent expense is recognized on a straight-line basis over the lease term. Upon execution of the lease agreement, and extending through the duration of the lease term, the Company is required to maintain a standby letter of credit in the amount of $3.6 million. This letter of credit requires that the Company hold funds in the form of a certificate of deposit with a financial institution. The Company has classified these funds as restricted cash on the balance sheet at December 31, 2002 and 2001.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it does not have separately reportable operating segments, and operates in one principal business segment across domestic and international markets.

Information regarding geographic areas for the years ended December 31, 2002 and 2001 are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues:
United States	$2,012	$10,609	$131,370
International	1,775	2,822	17,995

Total	$3,787	$13,431	$149,365

Long-lived assets:
United States	$1,477	$3,027	$3,817
International	18	41	6,105

Total	$1,495	$3,068	$9,922

Revenues are attributed to countries based on the location of the customers.

12.    Stockholders’ Equity

Common Stock

In 1998, the Company issued 16,951,000 shares of restricted common stock to the three founding members of the Company at $0.0005 per share. The shares were subject to a right of repurchase by the Company, which lapsed monthly over four year periods through January 2002. Upon termination of employment, the Company may repurchase all unvested shares at the original purchase price. The Company maintains a right of first refusal with respect to restricted common stock. As of December 31, 2002 and 2001, there were no shares of restricted common stock subject to repurchase from the three founding members of the Company. As of December 31, 2000, there were 3,834,000 shares of restricted common stock subject to repurchase from the three founding members of the Company.

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

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 and 2000 Stock Plans

In January 1998, the 1998 Stock Plan was adopted by the Board and subsequently received stockholder approval. Upon completion of the Company’s initial public offering, the 1998 Stock Plan was terminated, no further option grants were made under the 1998 Stock Plan, and all shares reserved but not yet issued under the 1998 Stock Plan were made available for grant under the 2000 Stock Plan. The 1998 Stock Plan permitted the Company to grant employees, outside directors, and consultants qualified stock options, nonstatutory stock options, or stock purchase rights to purchase shares of the Company’s common stock. Options generally vest 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vest in equal monthly installments over the 36 months thereafter. Options are exercisable immediately. Shares issued upon exercise of non-vested stock options are subject to the Company’s right to repurchase at the original exercise price. The Company’s repurchase right lapses in accordance with the vesting schedule for the stock options. At December 31, 2002, 2001 and 2000, 39,000, 430,000 and 2,602,000 shares, respectively, resulting from the early exercise of options were subject to repurchase at weighted-average exercise prices of $2.07, $0.64, and $0.38, respectively.

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

In September 2001, the Company granted stock purchase rights for the purchase of 674,000 shares to employees. The stock purchase rights must be exercised prior to any shares being vested. Stock purchase rights granted under the 2000 Stock Plan vest 72% with respect to the number granted upon thirteen months of the grant date and the remainder vest in equal monthly installments over the 5 months thereafter. At December 31, 2002 and 2001, 94,000 and 627,000 shares, respectively, resulting from the exercise of stock purchase rights were subject to repurchase at a weighted-average exercise price of $0.001.

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

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s Stock Plans is as follows (in thousands, except for per share data):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balances as of December 31, 1999	1,607	6,678	$1.33
Authorized	14,000	—
Granted with exercise price:
Less than fair value	(1,031)	1,031	7.20	$23.95
Equal to fair value	(10,526)	10,526	33.47	33.47
Exercised	—	(2,372)	0.51
Canceled	524	(845)	36.13

Balances as of December 31, 2000	4,574	15,018	22.44
Authorized	3,937	—
Granted with exercise price:
Less than fair value	(774)	774	0.16	$2.48
Equal to fair value	(1,724)	1,724	4.86	4.86
Greater than fair value	(607)	607	5.12	2.87
Exercised	—	(1,629)	0.64
Canceled	7,061	(8,855)	25.71

Balances as of December 31, 2001	12,467	7,639	15.69
Granted with exercise price:
Equal to fair value	(3,812)	3,812	3.73	$3.73
Exercised	—	(194)	0.58
Canceled	994	(1,020)	26.35

Balances as of December 31, 2002	9,649	10,237	$10.23

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exerciseable as of December 31, 2002:

	Options Outstanding		Options Exerciseable
Range of Exercise Prices	Number of Shares Subject to Options Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Number of Shares Subject to Options Exerciseable (in thousands)	Weighted-Average Exercise Price
$0.03–$2.50	1,042	7.1	939	$ 1.49
$2.66–$3.48	1,023	9.5	114	3.09
$3.50–$3.90	241	8.0	134	3.53
$3.92	2,714	9.3	—	—
$4.05–$5.31	1,039	8.4	697	4.80
$5.32–$6.77	482	7.6	368	5.54
$7.19	1,771	8.0	685	7.19
$7.20–$43.97	1,044	7.3	879	17.07
$43.98–$70.91	861	7.5	554	53.08
$72.50	20	7.5	13	72.50

	10,237		4,383	$13.21

The Company uses the intrinsic-value method to account for its stock-based compensation arrangements for employees whereby compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. A net reduction of $90,000 in 2002 and $211,000 in 2001 has been recorded for deferred stock compensation due to the cancellations of options for which deferred stock compensation was recorded for the excess of the fair value of the common stock underlying the options at the grant date, over the exercise price of options. Deferred stock compensation of $3,967,000 in 2000 has been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options.

These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation was $2,001,000 in 2002, $3,924,000 in 2001 and $7,017,000 in 2000. The fair value of options granted in 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, risk-free interest rate of 3.40%, expected volatility of 1.07 and an expected life of 3.4 years. The fair value of options granted in 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, risk-free interest rate of 3.82%, expected volatility of 1.14 and an expected life of 3.0 years. The fair value of options granted subsequent to the Company’s initial public offering was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, risk-free interest rate of 5.82%, expected volatility of 1.20 and an expected life of 4.0 years. The fair value of options granted prior to the Company’s initial public offering on February 1, 2000 was estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk-free interest rates of 5.82 in 2000, and an expected life of four years.

	Year Ended December 31,
	2002	2001	2000
Dividend yield	None	None	None
Risk-free interest rate	3.40%	3.82%	5.82%
Expected volatility	1.07	1.14	1.20
Expected life	3.4 years	3.0 years	4.0 years

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS No. 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)—as reported	$(25,540)	$(80,561)	$22,362
Add: Stock-based employee compensation expense included in the reported net income (loss), net of related tax effects	2,001	3,924	7,017
Deduct: Stock-based employee compensation expense using the fair value based method, net of related tax effects	(18,567)	(23,533)	(64,327)

Pro forma net loss	$(42,106)	$(100,170)	$(34,948)

Basic net income (loss) per share—as reported	$(0.40)	$(1.29)	$0.45

Pro forma	$(0.67)	$(1.61)	$(0.70)

Diluted net income (loss) per share—as reported	$(0.40)	$(1.29)	$0.34

Pro forma	$(0.67)	$(1.61)	$(0.70)

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan was adopted by the Board of Directors in November 1999 and became effective in February 2000. A total of 1,000,000 shares of common stock have been reserved for issuance, with an annual increase for subsequent years. In January 2001, the Board of Directors approved an amendment to the Purchase Plan to increase the number of shares available for issuance thereunder from 1,000,000 shares to 2,500,000 shares. A total of 123,000 and 162,000 shares were issued pursuant to the 2000 Employee Stock Purchase Plan as of December 31, 2002 and 2001, respectively. The weighted-average purchase price per share under the Purchase Plan during 2002 and 2001 was $2.54 and $4.79, respectively. The 2000 Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock, subject to certain restrictions, through payroll deductions. The purchase price per share will be 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower.

The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2002	2001	2000
Dividend yield	None	None	None
Risk-free interest rate	1.92%	2.44%	6.03%
Expected volatility	1.10	1.14	1.20
Expected life	6 months	6 months	9 months

The weighted-average per share fair value of the purchase rights granted under the Purchase Plan during 2002, 2001 and 2000 was $1.51, $4.17 and $7.72, respectively.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Repurchase Program

On October 3, 2001, the Board of Directors authorized a stock repurchase program of up to $15 million over the proceeding 12 month period. During October 2002, the Board of Directors extended the stock repurchase program authorized in October 2001 for an additional twelve-month period. The Company repurchased 1,929,000 shares under the program for an aggregate amount of $6.3 million during the twelve month period ended December 31, 2002, and repurchased 1,199,000 shares under the program for an aggregate amount of $3.6 million during the comparable period of 2001.

13.    Subsequent Events

On January 9, 2003, the Company announced that it was exploring various strategic alternatives, including possible merger and asset sale transactions, licensing arrangements, and dissolution of the company and distribution of assets to stockholders. The Company announced that it had engaged Goldman Sachs & Co. as its financial advisor. Future operating activities will be focused primarily on in-process research and development related to the Company’s next generation copper automation products for incumbent local exchange carriers.

In January 2003, the company reduced its headcount by approximately 40%, or 29 employees, and incurred related severance costs of approximately $370,000, which will be included in operating expenses during the three-months ending March 31, 2003.

In January 2003, in an effort to retain key employees, the Company entered into agreements with its officers and employees which entitle such officers and employees to receive certain retention bonus payments upon the completion of providing employment services to the Company for a specified period of time. The time period, as specified in these agreements, may vary based on certain future events, and therefore, the total retention bonus payments from the Company to its officers and employees may vary.

In January 2003, the Company made a payment to Goldman Sachs & Co. of $750,000 as an advisory fee. Future payments to Goldman Sachs & Co. for advisory services will vary based on future events.

The Company’s announcement on January 9, 2003 was the result of decisions made by the Company’s management and the Board of Directors in January 2003. Such decisions may affect the Company’s ability to recover the carrying amount of it long-lived assets, resulting in a possible impairment or a change in the estimated useful life of the Company’s long-lived assets, specifically its plant and equipment. The Company will test the recoverability of its long-lived assets based on the changes in circumstances resulting from these decisions, and any resulting impairment or change in estimated useful life will be recorded during the three-month period ending March 31, 2003. The carrying value of long-lived assets at December 31, 2002 was approximately $1.5 million.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS

(unaudited)

	Quarter Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$830	$973	$1,058	$926
Cost of revenues(1)	282	371	554	6,009

Gross profit	548	602	504	(5,083)
Operating expenses:
Research and development	3,527	3,588	3,947	3,941
Sales and marketing	2,165	2,152	1,866	1,805
General and administrative	694	766	640	677
Amortization of deferred stock compensation	735	550	425	291

Total operating expenses	7,121	7,056	6,878	6,714
Operating loss	(6,573)	(6,454)	(6,374)	(11,797)
Interest income and other, net	1,597	1,492	1,507	1,187
Income tax expense	105	(91)	64	47

Net loss	$(5,081)	$(4,871)	$(4,931)	$(10,657)

Basic net loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.17)

Diluted net loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.17)

(1)	Cost of revenues for the quarter ended December 31, 2002 include a $5.6 million charge to write down the value of inventory on-hand at December 31, 2002.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$6,570	$4,610	$718	$1,533
Cost of revenues(1)	2,972	40,700	310	905

Gross profit	3,598	(36,090)	408	628
Operating expenses:
Research and development	6,433	7,057	5,331	3,170
Sales and marketing	4,592	5,070	3,606	2,297
General and administrative	1,444	1,238	1,127	504
Amortization and write-off of goodwill and intangible assets(2)	404	403	7,501	—
Amortization of deferred stock compensation	1,208	917	715	1,084
Provision for loss on operating lease	—	—	2,702	—

Total operating expenses	14,081	14,685	20,982	7,055
Operating loss	(10,483)	(50,775)	(20,574)	(6,427)
Interest income and other, net	4,031	3,056	2,334	1,944
Income tax expense	1	3,460	29	177

Net loss	$(6,453)	$(51,179)	$(18,269)	$(4,660)

Basic net loss per share	$(0.11)	$(0.83)	$(0.29)	$(0.07)

Diluted net loss per share	$(0.11)	$(0.83)	$(0.29)	$(0.07)

(1)	Cost of revenues for the quarter ended June 30, 2001 include a $37.7 million charge to write down the value of inventory on-hand at June 30, 2001 and to accrue a liability for commitments made for future raw materials purchases.
(2)	Amortization and write-off of goodwill and intangible assets for the quarter ended September 30, 2001 includes a $7.5 million charge to write-off goodwill and intangible assets related to the closure of the New Zealand subsidiary as of September 30, 2001.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Our executive officers and directors and their ages, as of February 1, 2003, are as follows:

Name	Age	Position(s)
Richard N. Tinsley (1)	38	President, Chief Executive Officer and Director
P. Kingston Duffie (1)	42	Chief Technology Officer and Director
Eric S. Yeaman	32	Chief Financial Officer
James T. Graf	35	Vice President, Operations
Carl Hubbard	34	Vice President, Engineering
Albert Y. Liu	30	General Counsel and Director of Human Resources
Terry A. White	51	Vice President, Worldwide Sales
Robert J. Finocchio, Jr. (2)	51	Director
John K. Peters (2)(3)(4)	54	Director
Andrew W. Verhalen (2)	46	Director
Geoffrey Y. Yang (3)(4)	43	Director

(1)	Member of stock option grant committee
(2)	Member of audit committee
(3)	Member of compensation committee
(4)	Member of special litigation committee

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

James T. Graf joined Turnstone Systems in May 2000 and has served as Vice President, Operations since February 2003. From May 2000 to January 2003, he held various management positions in the operations organization, most recently as Director of Materials. From October 1997 to May 2000, Mr. Graf held various management positions at Omnicell.com, a provider of software systems to the healthcare industry, most recently as Manager, ERP Implementation. Mr. Graf holds a B.S. in Industrial Engineering from University of Wisconsin, Madison, a M.S. in Manufacturing Systems Engineering from Stanford University and a M.S. in International Management from Thunderbird American Graduate School of International Management.

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

Terry A. White joined Turnstone Systems in April 2002 and has served as Vice President, Worldwide Sales, since that time. From February 1992 to December 2001, he held various management positions in the sales organization of ADC Telecommunications, Inc., a provider of telecommunications equipment, most recently as Senior Vice President, BIA Sales. Mr. White studied business administration at Young Harris College, Kennesaw College and Kennedy Western University while serving in the United States Marine Corps.

Robert J. Finocchio, Jr. has been a director of Turnstone Systems since September 1999. He has been a private investor since September 2000. He served as Chairman of the Board of Informix Corporation, a provider of database systems from July 1997 to September 2000 and served as President and Chief Executive Officer of Informix from July 1997 to July 1999. From December 1988 until April 1997, Mr. Finocchio was employed with 3Com Corporation, a global data networking company, where he held various positions, most recently serving as President, 3Com Systems. Mr. Finocchio also serves as a director of Altera Corporation, a provider of programmable logic devices, Echelon Corporation, a developer of open, interoperable control networks, and Latitude Communications, a teleconferencing company. Mr. Finocchio is also a Trustee of Santa Clara University. Mr. Finocchio holds an M.B.A. from the Harvard University Graduate School of Business and a B.S. in Economics from Santa Clara University.

John K. Peters has been a director of Turnstone Systems since June 1999. Mr. Peters has served as the Chief Executive Officer of Netli, Inc., since August 2002. From February 2002 to August 2002, Mr. Peters served as an independent consultant to the telecommunications, data communications and venture capital industries. He served as Chief Executive Officer of Sigma Networks, a provider of broadband metropolitan area network services, from February 2000 through January 2002. From July 1995 to January 2000, Mr. Peters held the position of Executive Vice President as well as various other senior management positions at Concentric Network Corporation, a provider of Internet protocol-based network services. From February 1993 to July 1995, Mr. Peters served as President of Venture Development Consulting, a consulting firm specializing in new communications and information services. Mr. Peters holds an M.B.A. from the Stanford University Graduate School of Business and a B.S. in Statistics from Stanford University.

Andrew W. Verhalen has been a director of Turnstone Systems since January 1998. Mr. Verhalen has been a general partner of Matrix Partners, a venture capital firm, since April 1992. He also serves on the board of directors of Blue Martini Software, an enterprise software applications company. Mr. Verhalen holds M.B.A, Masters of Engineering and B.S.E.E. degrees from Cornell University.

Geoffrey Y. Yang has been a director of Turnstone Systems since January 1998. Since July 1987, Mr. Yang has been a general partner of Institutional Venture Partners, a venture capital firm. He has also been a Managing

Director of Redpoint Ventures, a venture capital firm, since October 1999. Mr. Yang is a director of Ask Jeeves, Inc., a provider of natural-language question answering services on the Internet, and TiVo, a provider of personalized television services. Mr. Yang holds an M.B.A. from the Stanford University Graduate School of Business, a B.S.E. in Information Systems Engineering from Princeton University and a B.A. in Economics from Princeton University.

There are no family relationships between any of our directors or executive officers.

Board of Directors

Our certificate of incorporation and bylaws divide our board of directors into three classes. Each class consists of one-third of the total number of directors. All directors in a given class serve contemporaneous three-year terms. At each annual meeting of stockholders, directors will be elected for three-year terms so that the term of one class of directors will expire each year. In each case, a director serves for the designated term and until his or her respective successor is elected or appointed, or until the director’s death, resignation or removal. Stockholders are not entitled to cumulative voting in the election of directors.

Our board of directors currently consists of six members. Class I presently consists of Richard N. Tinsley and P. Kingston Duffie, whose terms will expire at the 2003 annual meeting. Class II presently consists of Andrew W. Verhalen and Geoffrey Y. Yang, whose terms will expire at our 2004 annual meeting. Class III presently consists of Robert J. Finocchio, Jr. and John K. Peters, whose terms will expire at our 2005 annual meeting.

Board Committees

We established an audit committee in October 1999. The audit committee consists of Messrs. Finocchio, Peters and Verhalen. Messrs. Finocchio and Verhalen have served on the committee since its inception, and Mr. Peters has served as a member since July 2000. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. There is no specified term for committee members.

We established a compensation committee in March 1999. The compensation committee consists of Messrs. Peters and Yang. Mr. Yang has served on the committee since its inception, and Mr. Peters has served as a member since October 1999. The compensation committee reviews and recommends to the board of directors the compensation of all of our officers and directors, including stock compensation, and establishes and reviews general policies relating to the compensation and benefits of our employees. There is no specified term for committee members.

We established a stock option grant committee in March 1999. The stock option grant committee consists of Messrs. Duffie and Tinsley, who have comprised the committee since inception. The board of directors delegated to the stock option grant committee the authority to act as administrator of our stock option plans solely for the purpose of granting stock options to new and current non-executive employees within board-approved guidelines. The stock option grant committee is not authorized to grant stock options to our directors or executive officers. There is no specified term for committee members.

We established a special litigation committee in November 2002. The special litigation committee consists of Messrs. Peters and Yang, who have comprised the committee since inception. The board of directors delegated to the special litigation committee the authority to oversee the federal securities class action lawsuit against us relating to our initial public offering. There is no specified term for committee members.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. These officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, we believe that all of our executive officers and directors have complied with all applicable filing requirements for the fiscal year ended December 31, 2002.

Item 11.    Executive Compensation

Summary Compensation Table

The following table shows, for the last three fiscal years, compensation earned for services rendered to Turnstone Systems in all capacities by our Chief Executive Officer, our Chief Technology Officer and our next four most highly compensated executive officers who earned more than $100,000 during fiscal year 2002.

Name and Principal Positions	Annual Compensation					Long-Term Compensation Awards				All Other Compensation
	Year	Salary		Bonus		Restricted Stock Award			Securities Underyling Option
Richard N. Tinsley President and Chief Executive Officer	2002 2001 2000	$190,008 190,008 190,008		$	— — —	$	— — —		500,000 300,000 600,000	$	— — —

P. Kingston Duffie Chief Technology Officer	2002 2001 2000	175,000 175,000 165,625			— — —		— — —		300,000 150,000 300,000		— — —

Carl Hubbard Vice President, Engineering	2002 2001 2000	175,000 154,850 131,932			50,653 — 38,643		— — —		200,000 187,500 70,000		— — —

Albert Y. Liu General Counsel and Director of Human Resources	2002 2001 2000	165,006 165,006 89,904			55,048 9,281 30,000		— 61,725 —	*	200,000 62,000 170,000		— — —

Eric S. Yeaman Chief Financial Officer	2002 2001 2000	165,006 138,751 103,767			53,360 7,594 30,000		53,987 — —	*	100,000 109,500 140,000		— — —

Terry A. White Vice President, Worldwide Sales	2002 2001 2000	177,083 — —	**		49,829 — —		— — —		350,000 — —		— — —

*	In September 2001, each of Messrs. Liu and Yeaman purchased 25,000 shares of our common stock under restricted stock purchase agreements. The agreements contained vesting provisions that give Turnstone Systems the option to repurchase unvested shares at the original purchase price if their service to Turnstone Systems is terminated. 13/18 of the shares vest and are no longer subject to repurchase as of October 2002, and 1/18 of the remaining shares will vest each month thereafter. At December 31, 2002 and based upon the fair market value of our common stock at that time, the shares were valued at $67,500. Turnstone Systems has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
**	Mr. White joined Turnstone Systems in April 2002. His annualized base salary is $250,000.

Option Grants In Last Fiscal Year

The following table provides information relating to stock options granted to each of the executive officers named in the compensation table above during the fiscal year ended December 31, 2002. All of these options were granted under our 2000 Stock Plan and 2000 Nonstatutory Stock Plan and have a term of 10 years, subject to earlier termination in the event the optionee’s services to us cease.

The exercise prices of the options we grant are generally equal to the fair market value of our common stock, as determined by our board of directors, on the date of grant. The exercise price may be paid by cash or check. Under our 2000 Stock Plan and 2000 Nonstatutory Stock Plan, in the event of an acquisition of Turnstone Systems by merger or asset purchase, the vesting of each outstanding option listed below will accelerate to the extent that it would have been vested on the date twelve months following the effectiveness of the acquisition.

Furthermore, if the acquiring corporation fails to assume or substitute the remaining unvested options, then all of the option shares will become immediately vested.

The potential realizable value is calculated by assuming that the fair market value of our common stock increases from the date of grant of the option at assumed rates of stock appreciation of 5% and 10%, compounded annually over the 10 year term of the option, and subtracting from that result the total option exercise price. These assumed appreciation rates comply with the rules of the Securities and Exchange Commission and do not represent our prediction of the performance of our stock price.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees During Period(1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term
					5%	10%
Richard N. Tinsley	500,000	13.12%	$3.92	4/19/11	$1,232,633	$3,123,735
P. Kingston Duffie	300,000	7.87	3.92	4/19/11	739,580	1,874,241
Carl Hubbard	200,000	5.25	3.92	4/19/11	493,053	1,249,494
Albert Y. Liu	200,000	5.25	3.92	4/19/11	493,053	1,249,494
Eric S. Yeaman	100,000	2.62	3.92	4/19/11	246,527	624,747
Terry A. White	350,000	9.18	3.92	4/19/11	862,843	2,186,615

(1)	Based on a total of 3,811,600 shares subject to options granted during 2002.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information relating to option exercises by the executive officers named in the summary compensation table during the fiscal year ended December 31, 2002, and the number and value of vested and unvested options held by those executive officers as of December 31, 2002.

The “Value Realized” and the “Value of Unexercised In-the-Money Options at December 31, 2002” are based upon the fair market value of our common stock on the date of exercise or at December 31, 2002, as applicable, minus the per share exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise of Options	Value Realized for Exercised Options	Shares Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard N. Tinsley	—	—	429,999	970,001	$0	$0
P. Kingston Duffie	—	—	214,999	535,001	0	0
Carl Hubbard	—	—	257,812	319,688	16,667	12,708
Albert Y. Liu	—	—	117,167	310,666	0	0
Eric S. Yeaman	—	—	154,406	220,719	0	0
Terry A. White	—	—	0	350,000	0	0

Director Compensation

Prior to January 1, 2003, we did not compensate our directors in cash for their services as members of the board of directors. Our directors were and continue to be eligible for reimbursement from us of any expenses incurred by them in connection with their attendance at any meetings. Effective as of January 1, 2003, our non-employee directors will receive $1,000 for each meeting of our board of directors or a committee of our board of directors (unless held in conjunction with a meeting of the board of directors as a whole) attended in person or by telephone. Our non-employee directors will also be paid an annual retainer in the amount of $15,000, paid at the end of each calendar quarter, but prorated for any partial year.

Under our 2000 Stock Plan, non-employee directors receive automatic annual nondiscretionary stock option grants of 50,000 shares and are also eligible to receive additional stock option grants at the discretion of the board of directors. Also, each person who joins our board of directors as a non-employee director is automatically granted an initial option to purchase up to 200,000 shares under the 2000 Stock Plan. In 2002, we granted a stock option to purchase 50,000 shares of our common stock under our 2000 Stock Plan to each of Messrs. Finocchio and Peters. In addition, the board of directors, with Messrs. Verhalen and Yang abstaining, also approved the grant of a discretionary stock option to purchase 200,000 shares of our common stock under our 2000 Stock Plan to each of Messrs. Verhalen and Yang. The exercise price for option grants to our directors was equal to the closing price of our common stock on the date of the grant, and vest over a period of years according to our 2000 Stock Plan.

Employment Agreements And Change In Control Arrangements

Our 1998 Stock Plan, 2000 Stock Plan and 2000 Nonstatutory Stock Plan provide, under some circumstances, for accelerated vesting upon a change of control of Turnstone Systems. In the event we are acquired in a merger or asset purchase, each outstanding option and stock purchase right granted under our stock plans will vest to the extent that the option or stock purchase right would have been vested on the date twelve months following the effectiveness of the acquisition, and the successor corporation will assume or substitute an equivalent option for each outstanding option under our stock plans. In the event that the successor corporation refuses to assume or issue an equivalent option for each outstanding option, these options will become fully vested. Following an assumption or substitution in connection with a merger, if the successor corporation terminates an optionholder’s status as an employee or consultant, other than for cause, within twelve months following the merger, then the optionholder’s options will become fully vested. Furthermore, in the event of a merger, options or stock purchase rights held by an outside director will become fully vested.

In January 2003, we entered into a retention agreement with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, our executive officers. The agreement provides that upon the earliest of (i) an involuntary termination of the officer by us, (ii) the closing of a merger or sale transaction involving a change of control of us or (iii) October 9, 2003 (such earliest date being referred to as the “Transition Date”), the officer will receive payment of a retention bonus equal to 100% of his earned annual base salary from January 9, 2003 through the Transition Date if he is still employed with us at that time. Furthermore, in the event of an involuntary termination, the officer will be entitled to an additional severance payment equal to three months of his annual base salary.

Compensation Committee Interlocks and Insider Participation

Prior to establishing the compensation committee, our board of directors as a whole performed the functions delegated to the compensation committee. No interlocking relationship exists between any member of our board of directors or our compensation committee and any member of the board of directors or compensation committee of any other company.

Report of the Compensation Committee of the Board of Directors

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, this report of the compensation committee of the board of directors shall not be deemed “filed” with the Commission or “soliciting material” under the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any such filings.

The compensation committee of the board of directors establishes our general compensation policies and the compensation plans and the specific compensation levels for senior executives, including our Chief Executive Officer.

General Compensation Philosophy

The primary objectives of our executive compensation policies include the following:

•	To attract, motivate, and retain a highly qualified executive management team;

•	To link executive compensation to our financial performance as well as to define individual management objectives established by the committee;

•	To compensate competitively with the practices of similarly situated technology companies; and

•	To create management incentives designed to enhance stockholder value.

We compete in an aggressive and dynamic industry and, as a result, believe that finding, motivating, and retaining quality employees, particularly senior managers, sales personnel, and technical personnel are key factors to our future success. Our compensation philosophy seeks to align the interests of stockholders and management by tying compensation to our financial performance, either directly in the form of salary and bonuses paid in cash or indirectly in the form of appreciation of stock options and in certain instances, restricted stock granted to principal executive officers.

Cash Compensation

We seek to provide cash compensation to our executive officers, including base salary and an annual cash bonus, at levels that are commensurate with cash compensation of executives with comparable responsibility at similarly situated technology companies. Annual increases in base salary are determined on an individual basis based on market data and a review of the officer’s performance and contribution to various individual, departmental, and corporate objectives. Cash bonuses are intended to provide additional incentives to achieve such objectives.

The salaries and cash bonuses of each of our executive officers, other than the Chief Executive Officer, were determined by the board of directors, upon the recommendation of the Chief Executive Officer. The Chief Executive Officer’s base salary was determined by the board of directors, upon the recommendation of the committee. Richard N. Tinsley has served as Turnstone Systems’ President and Chief Executive Officer since January 1998. During fiscal 2002, Mr. Tinsley’s base annual salary was $190,000. Mr. Tinsley’s base annual salary in fiscal 2003 will also be $190,000.

Carl Hubbard, Vice President, Engineering, received $50,653, James T. Graf, Vice President, Operations, received $10,000, Albert Y. Liu, General Counsel and Director of Human Resources, received $55,048, Terry A. White, Vice President, Worldwide Sales, received $49,829, and Eric S. Yeaman, Chief Financial Officer, received $53,360 in cash bonus compensation for fiscal 2002. None of our other executive officers received a cash bonus for fiscal 2002. The compensation committee sets new goals for each of our executives as a whole each fiscal year on the basis of past performance and objective for the next fiscal year.

Based on a review of public company proxy data, compensation data supplied by independent executive compensation research and consulting firms, and other relevant market data, the committee believes that the cash compensation paid to our executive officers, including our Chief Executive Officer, was generally consistent with amounts paid to officers with similar responsibilities at similarly situated technology companies. In order to insure access to qualified personnel, we believe that it will continue to be necessary to provide compensation packages, consisting of cash compensation and equity incentives, that are at least competitive with, and in certain instances superior to, compensation paid by other technology companies.

Equity-Based Compensation

Stock Options.    Stock options are periodically granted to provide additional incentive to executives and other employees to maximize long-term total return to our stockholders. Stock options are a particularly strong incentive because they are valuable to employees only if the fair market value of our common stock increases above the exercise price, which is set at the fair market value of our common stock on the date the option is granted. In addition, employees must remain employed by us for a fixed period of time in order for the options to vest fully. Options generally vest over a four year period to encourage option holders to continue in our employ.

All of the options granted to non-executive employees in the year ended December 31, 2002 were approved by the stock option grant committee, pursuant to its delegated authority. All of the options granted to executives in the year ended December 31, 2002 were approved by the compensation committee and the full board of directors. In making its determinations, the committee considers the employee’s position at Turnstone Systems, such employee’s individual performance, the number of options held (if any) and the extent to which such options are vested, and any other factors that the committee may deem relevant.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the federal income tax deductibility of compensation paid to our chief executive officer and to each of the other four most highly-compensated executive officers. We may deduct such compensation only to the extent that during any fiscal year the compensation paid to such individual does not exceed $1 million or meet certain specified conditions (including stockholder approval). Based on the our current compensation plans and policies and proposed regulations interpreting this provision of the Code, we believe that, for the near future, there is little risk that we will lose any significant tax deduction for executive compensation.

THE COMPENSATION COMMITTEE

John K. Peters

Geoffrey Y. Yang

Company’s Stock Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any such filings.

Our common stock began trading on the Nasdaq National Market on February 1, 2000. The following performance graph shows a comparison of cumulative total stockholder returns for our common stock with the cumulative returns on the Nasdaq Composite Index and the Nasdaq Telecommunications Index. The graph covers the period from February 1, 2000, the first day our stock was publicly traded, to December 31, 2002, the last day of our 2002 fiscal year. The performance shown is based upon historical data. We caution you that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

	Turnstone Systems	Nasdaq Composite	Nasdaq Telecomm
2/1/00	$100.00	$100.00	$100.00
12/29/00	15.34	60.97	45.93
12/31/01	8.19	48.13	23.45
12/31/02	5.57	32.96	10.78

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

The following table provides information relating to the beneficial ownership of Turnstone Systems’ common stock by each of the following as of February 1, 2003.

•	each stockholder who owns at least 5% of Turnstone Systems’ common stock;

•	each of the executive officers named in the preceding summary compensation table and each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column entitled “Number of Shares Beneficially Owned” excludes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days after February 1, 2003. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of February 1, 2003 is listed separately under the column entitled “Number of Shares Underlying Options Beneficially Owned.” These shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, these stockholders have sole voting or investment power with respect to all shares, subject to applicable community property laws.

The number and percentage of shares beneficially owned are based on 62,724,457 shares outstanding as of February 1, 2003.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Underlying Options Beneficially Owned	Percentage of Shares Beneficially Owned
Institutional Venture Partners(1)	10,813,764	—	17.2%
3000 Sand Hill Road, Building 2, Suite 290
Menlo Park, California 94025

Matrix Partners(2)	6,641,277	—	10.6%
Bay Colony Corporate Center
1000 Winter Street, Suite 4500
Waltham, Massachusetts 02451

Benchmark Capital Partners(3)	4,284,892	—	6.8%
2480 Sand Hill Road, Suite 200
Menlo Park, California 94025

P. Kingston Duffie	5,582,260	262,498	9.3%

Richard N. Tinsley	5,512,980	524,998	9.6%

Robert J. Finocchio, Jr	—	200,000	*

John K. Peters(4)	215,000	—	*

Andrew W. Verhalen(5)	6,858,241	—	10.9%

Geoffrey Y. Yang(6)	10,876,368	—	17.3%

Carl Hubbard	7,858	280,413	*

Albert Y. Liu(7)	32,063	135,831	*

Eric S. Yeaman(8)	28,276	167,288	*

Terry A. White	—	—	*

All directors and officers as a group (11 persons)(9)	29,118,658	1,630,360	46.4%

*	Represents beneficial ownership of less than 1%.
(1)	Includes 9,991,438 shares held by Institutional Venture Partners VII, L.P., 221,700 shares held by Institutional Venture Management VII, L.P., 357,850 shares held by IVP Founders Fund I, L.P., and 242,776 shares held by IVP Broadband Fund L.P. Geoffrey Y. Yang, a director of Turnstone Systems, is a general partner of Institutional Venture Management VII, the general partner of Institutional Venture Partners VII.
(2)	Includes 5,888,499 shares held by Matrix Partners V, L.P. and 752,778 shares held by Matrix V Entrepreneurs Fund, L.P. Andrew Verhalen, a director of Turnstone Systems, is a managing member of Matrix V Management Co., L.L.C., the general partner of each entity. Mr. Verhalen has sole voting and dispositive power over the shares held by the entities associated with Matrix Partners. Mr. Verhalen disclaims beneficial ownership of the shares held by the entities associated with Matrix Partners, except to the extent of his pecuniary interest as a managing member of Matrix V Management Co., L.L.C.
(3)	Includes 3,576,706 shares held by Benchmark Capital Partners II, L.P., 423,482 shares held by Benchmark Founders’ Fund II, L.P., 224,616 shares held by Benchmark Founders’ Fund II-A, L.P. and 60,088 shares held by Benchmark Members’ Fund, L.P.
(4)	Includes 26,667 shares subject to repurchase as of February 1, 2003 upon a termination of Mr. Peters’ status as a director. Mr. Peters acquired all of the shares upon the exercise of a stock option.
(5)	Includes 6,641,277 shares held by entities affiliated with Matrix Partners. Mr. Verhalen is a managing member of Matrix V Management Co., L.L.C., the general partner of the entities associated with Matrix Partners. Mr. Verhalen disclaims beneficial ownership of the shares held by the entities associated with Matrix Partners, except to the extent of his pecuniary interest as a general partner.
(6)	Includes 10,813,764 shares held by entities affiliated with Institutional Venture Partners, of which Mr. Yang is a general partner. Mr. Yang disclaims beneficial ownership of the shares held by the entities affiliated with Institutional Venture Partners, except to the extent of his pecuniary interest as a general partner.
(7)	Includes 2,781 shares subject to repurchase as of February 1, 2003 by Turnstone Systems upon a termination of Mr. Liu’s employment.
(8)	Includes 2,781 shares subject to repurchase as of February 1, 2003 by Turnstone Systems upon a termination of Mr. Yeaman’s employment.
(9)	Includes a total of 35,010 shares subject to repurchase as of February 1, 2003 by Turnstone Systems upon a termination of employment or upon termination of status as a director.

The following table summarizes information, as of December 31, 2002, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,167,352	$9.82	8,858,976
Equity compensation plans not approved by security holders (2)	1,069,417	$13.74	2,930,583

Total	10,236,769	$10.23	11,789,559

(1)	Consists of our 1998 stock plan, our 2000 stock plan and our 2000 employee stock purchase plan.
(2)	Consists solely of our 2000 nonstatutory stock plan. For a description of this plan, see Note 12, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements contained herein.

Item 13.    Certain Relationships and Related Transactions

During fiscal 2002, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are otherwise described under “Executive Compensation—Employment Agreements and Change in Control Agreements.”

Item 14.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date that we completed our evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.     Financial Statements and Supplementary Data

See Item 8 of this Form 10-K.

2.    Schedules

The following financial statement schedule of Turnstone Systems, Inc. for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

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

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(1)	Amended and Restated Bylaws of Turnstone Systems

4.1(1)	Form of Common Stock certificate

4.2(1)

Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2(1)	1998 Stock Plan and forms of agreement thereunder

10.3(3)	Amended and Restated 2000 Stock Plan

10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5(3)	Amended and Restated 2000 Employee Stock Purchase Plan

10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel

10.12	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003

21.1	Subsidiaries

23.1	Consent of KPMG LLP

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(3)	Incorporated herein by reference to Appendix A of our 2002 Definitive Proxy Statement on Schedule 14A, filed on April 16, 2002, with the Securities and Exchange Commission.
(4)	Incorporated by reference herein to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.
(5)	Confidential treatment requested and received as to certain portions. This exhibit is incorporated by reference herein to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

No current reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 18th day of March, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ RICHARD N. TINSLEY Richard N. Tinsley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2003

/S/ P. KINGSTON DUFFIE P. Kingston Duffie	Chief Technology Officer and Director	March 18, 2003

/S/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	March 18, 2003

/S/ JOHN K. PETERS John K. Peters	Director	March 18, 2003

/S/ ANDREW W. VERHALEN Andrew W. Verhalen	Director	March 18, 2003

/S/ GEOFFREY Y. YANG Geoffrey Y. Yang	Director	March 18, 2003

Certification of Chief Executive Officer

pursuant to Section 302(a) of Sarbanes-Oxley Act

I, Richard N. Tinsley, certify that:

1.	I have reviewed this annual report on Form 10-K of Turnstone Systems, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

(a)	designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 18, 2003

/s/ RICHARD N. TINSLEY
Richard N. Tinsley President & CEO

Certification of Chief Financial Officer

pursuant to Section 302(a) of Sarbanes-Oxley Act

I, Eric S. Yeaman, certify that:

1.	I have reviewed this annual report on Form 10-K of Turnstone Systems, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

a.	designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 18, 2003

/s/ ERIC S. YEAMAN
Eric S. Yeaman Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Operations	(Charge-offs)	Balance at End of Period
Allowance for doubtful accounts:
2002	$598	$(314)	$(279)	$5
2001	$2,676	$(464)	$(1,614)	$598
2000	$76	$2,600	$—	$2,676
Sales return reserve:
2002	$400	$(167)	$(233)	$—
2001	$400	$—	$—	$400
2000	$200	$200	$—	$400

INDEX TO EXHIBITS

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(1)	Amended and Restated Bylaws of Turnstone Systems

4.1(1)	Form of Common Stock certificate

4.2(1)

Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2(1)	1998 Stock Plan and forms of agreement thereunder

10.3(3)	Amended and Restated 2000 Stock Plan

10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5(3)	Amended and Restated 2000 Employee Stock Purchase Plan

10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel

10.12	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003

21.1	Subsidiaries

23.1	Consent of KPMG LLP

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(3)	Incorporated herein by reference to Appendix A of our 2002 Definitive Proxy Statement on Schedule 14A, filed on April 16, 2002, with the Securities and Exchange Commission.
(4)	Incorporated by reference herein to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.
(5)	Confidential treatment requested and received as to certain portions. This exhibit is incorporated by reference herein to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.