Form 10-Q
period 2003-03-31
TURNSTONE SYSTEMS INC
filed 2003-05-15
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

There were 63,015,032 shares of the Registrant’s common stock, par value $0.001, outstanding on April 30, 2003, and the Registrant held an additional 3,286,379 shares as treasury stock on April 30, 2003.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$195,157	$103,358
Short-term investments	10,318	60,951
Accounts receivable, net	255	314
Prepaid expenses and other current assets	1,335	767

Total current assets	207,065	165,390

Property and equipment, net	1,056	1,495
Long-term investments	—	47,301
Restricted cash	3,639	3,639

Total assets	$211,760	$217,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$475	$621
Accrued compensation and benefits	1,460	784
Other current liabilities and accrued expenses	2,679	2,644
Deferred revenue	36	154

Total current liabilities	4,650	4,203

Other long-term liabilities	450	675

Total liabilities	5,100	4,878

Stockholders’ equity:
Convertible preferred stock, $.001 stated value, 5,000 shares authorized; none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.001 stated value, 200,000 shares authorized; 66,009 and 65,884 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	66	66
Treasury stock, at cost; 3,186 and 3,128 shares at March 31, 2003 and December 31, 2002, respectively	(10,038)	(9,896)
Additional paid-in capital	311,527	311,498
Deferred stock compensation	(127)	(425)
Accumulated other comprehensive income	19	424
Accumulated deficit	(94,787)	(88,720)

Total stockholders’ equity	206,660	212,947

Total liabilities and stockholders’ equity	$211,760	$217,825

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THE THREE MONTHS ENDED MARCH 31,
	2003	2002
Revenues:
Product revenue	$268	$266
Service revenue	122	397
Sales returns reserve adjustment	—	167

Total net revenues	390	830
Cost of revenues:
Cost of product revenue	2	182
Cost of service revenue	—	100

Total cost of revenues	2	282
Gross profit	388	548
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $54 and $316 for the three months ended March 31, 2003 and 2002, respectively)	4,363	3,527
Sales and marketing (exclusive of non-cash compensation expense of $16 and $183 for the three months ended March 31, 2003 and 2002, respectively)	1,219	2,165
General and administrative (exclusive of non-cash compensation expense of $54 and $236 for the three months ended March 31, 2003 and 2002, respectively)	1,737	694
Amortization of deferred stock compensation	124	735

Total operating expenses	7,443	7,121

Operating loss	(7,055)	(6,573)
Interest income and other, net	1,013	1,597

Loss before income tax	(6,042)	(4,976)
Income tax expense	25	105

Net loss	$(6,067)	$(5,081)

Basic net loss per share of common stock	$(.10)	$(.08)

Diluted net loss per share of common stock	$(.10)	$(.08)

Weighted-average shares of common stock outstanding used in computing basic net loss per share	62,707	63,568

Weighted-average shares of common stock outstanding used in computing diluted net loss per share	62,707	63,568

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THE THREE MONTHS ENDED MARCH 31,
	2003	2002
Operating activities
Net loss	$(6,067)	$(5,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	418	471
Stock compensation expense	141	735
Reduction in allowance for doubtful accounts and sales returns	(3)	(481)
Loss on disposal of property and equipment	19	—
Effect of changes in foreign currency	(13)	(35)
Changes in assets and liabilities:
Accounts receivable	62	467
Inventories	—	12
Prepaid expenses and other assets	(567)	(449)
Accounts payable	(147)	273
Accrued compensation and benefits	676	104
Other accrued liabilities	35	(588)
Accrual for loss on operating lease	(225)	(225)
Other long-term liabilities	—	(68)
Deferred revenue	(118)	160

Net cash used in operating activities	(5,789)	(4,705)
Investing activities
Acquisition of property and equipment	—	(83)
Proceeds from disposal of property and equipment	2	—
Purchases of available-for-sale investments	(1,250)	(59,835)
Proceeds from sales and maturities of available-for-sale investments	98,779	53,407

Net cash provided by (used in) investing activities	97,531	(6,511)
Financing activities
Net proceeds from issuance of common stock	185	59
Purchases of treasury stock	(142)	—
Principal payments for capital lease obligations	—	(41)

Net cash provided by financing activities	43	18
Effect of exchange rate changes on cash and cash equivalents	14	28
Net increase (decrease) in cash and cash equivalents	91,799	(11,170)
Cash and cash equivalents at beginning of period	103,358	92,633

Cash and cash equivalents at end of period	$195,157	$81,463

Supplemental disclosures of cash flow information:
Cash paid for income tax	$38	$24

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Company and Recent Developments

Turnstone Systems, Inc. (the Company) is a provider of hardware and software products that enable local exchange carriers to deploy and maintain copper local loop services. The Company’s products include copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

On January 9, 2003, the Company announced that it was exploring various strategic alternatives, including possible merger and asset sale transactions, licensing arrangements and dissolution of the company and distribution of assets to stockholders. The Company also announced that it had engaged Goldman Sachs & Co. as its financial advisor. While a limited supply of the Company’s products remained available for sale, the Company generally ceased all direct sales efforts related to them, and the Company redirected its operating activities to focus primarily on in-process research and development related to the Company’s next generation copper automation products for incumbent local exchange carriers. In connection with those decisions, the Company reduced headcount by approximately 40%, or 29 employees, in January 2003.

On April 7, 2003, the Company entered into an agreement to restructure its lease agreement for its headquarters facility in Santa Clara, California. The previous lease covered approximately 62,500 square feet of facilities and expired in June 2010, and the Company had remaining rent obligations of approximately $32.0 million. The restructuring, effective May 1, 2003, reduced the Company’s facilities commitment to approximately 31,000 square feet and shortened the lease term to the end of 2003. Pursuant to the agreement, in April 2003, the Company made a lump sum cash payment of approximately $14.2 million, which included $3.6 million from its restricted cash and included prepaid rent through the end of 2003, the remaining facilities commitment under the restructured lease. Other than this restructured lease, the Company has no other material facilities lease commitments.

On April 24, 2003, the Company initiated actions to terminate most of its remaining employees except for a limited team of employees that will continue to handle matters related to its previously announced exploration of strategic alternatives. Associated with these actions, the Company expects to record severance-related charges of approximately $370,000 during the second quarter of 2003. Additionally, pursuant to retention agreements entered into with the affected employees in January 2003, the Company expects to make retention bonus payments to them of approximately $700,000 during the second quarter of 2003, of which approximately $530,000 had been accrued as of March 31,

2003. As a result of these actions, the Company also anticipates recording a charge to reflect impairment in the carrying value of our property and equipment of approximately $800,000 in the second quarter of 2003.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position at March 31, 2003 and December 31, 2002, its operating results for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K and filed with the SEC on March 18, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements as of that date.

The interim financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at March 31, 2003 and December 31, 2002 consisted primarily of money market funds.

Short and Long-Term Investments

The Company’s short and long-term investments consist primarily of U.S., state and municipal government obligations and corporate debt securities. Investments with remaining maturities of less than or equal to one year are considered short-term, and investments with maturities in excess of one year are considered long-term. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Compensation expense on fixed stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(6,067)	$(5,081)
Add: Stock-based employee compensation expense included in the reported net loss, net of related tax effects	141	735
Deduct: Stock-based employee compensation recovery (expense) using the fair value based method, net of related tax effects	6,333	(4,949)

Pro forma net income (loss)	$407	$(9,295)

Basic net income (loss) per share
As reported	$(0.10)	$(0.08)

Pro forma	$0.01	$(0.15)

Diluted net income (loss) per share
As reported	$(0.10)	$(0.08)

Pro forma	$0.01	$(0.15)

The pro forma diluted net income per share for the three months ended March 31, 2003 and 2002 was calculated based on 63,018,000 and 63,568,000 weighted-average shares of common stock outstanding, respectively. During the three months ended March 31, 2003, adjustments to eliminate compensation cost previously recognized for options that were subsequently forfeited due to employee terminations exceeded compensation cost recognized during that same period resulting in a net recovery of stock-based compensation expense.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3,

Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).    The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The requirements of SFAS 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a significant effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has determined that the requirements of FIN 45 apply to its accrued warranty and standard indemnification clauses contained within its various customer contracts (see Note 10); however the adoption of FIN No. 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 (see Note 3). The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after June 15, 2003 for all other variable interest entities entered into prior to

January 31, 2003. The company does not have any variable interest entities.

In November 2002, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of EITF Issue 00-21 will have on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The Company does not expect EITF 02-16 to have a material effect on the Company’s financial position, results of operations, or cash flows.

4.	Net Loss Per Share

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss	(6,067)	$(5,081)

Basic and diluted:
Weighted average shares of common stock outstanding	62,758	64,494
Less: Weighted average shares subject to repurchase	(51)	(926)

Weighted average shares used in computing basic and diluted net loss per common share	62,707	63,568

Basic and diluted net loss per common share	$(.10)	$(.08)

Options to purchase 8,280,000 shares of common stock and 23,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of March 31, 2003, as their effect would have been antidilutive. Options to purchase 7,188,000 shares of common stock and 878,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of March 31, 2002, as their effect would have been antidilutive.

5.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(6,067)	$(5,081)
Change in net unrealized gain (loss) on available-for-sale investments, net	(405)	(631)

Total comprehensive loss	$(6,472)	$(5,712)

6.	Segment Information

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

For the three months ended March 31, 2003 and 2002, approximately 39% and 24%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three months ended March 31, 2003 and 2002 were derived from sales of loop management products. Service revenues for the three months ended March 31, 2003 and 2002 were derived primarily from the Company’s maintenance programs for loop management products.

7.	Other Current Liabilities and Accrued Expenses

Other current liabilities and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002
Deferred rent	$1,411	$1,318
Accrued legal	36	63
Accrual for loss on operating lease	901	901
Accrued warranty	10	11
Other	321	351

Total	$2,679	$2,644

8.	Restructuring and Related Costs

In January 2003, the company reduced its headcount by approximately 40%, or 29 employees, and incurred related severance costs of $367,000, which are included in operating expenses for the three months ended March 31, 2003.

In January 2003, in an effort to retain key employees, the Company entered into agreements with its officers and employees which entitle such officers and employees to receive certain retention bonus payments upon the completion of providing employment services to the Company for a specified period of time. The time period, as specified in these agreements, may vary based on certain future events, and therefore, the total retention bonus payments from the Company to its officers and employees may vary. Retention bonus payments are accrued as earned.

Restructuring and related costs consisted of the following (in thousands):

	Severance and related costs	Retention bonus	Total
Costs incurred during the three months ended March 31, 2003	$367	$816	$1,183
Cash payments	(367)	—	(367)

Balance at March 31, 2003	$—	$816	$816

Accrued retention bonus is included in accrued compensation and benefits as of March 31, 2003.

9.	Commitments and contingencies

Leases

The Company leased its headquarters facility under an operating lease agreement that previously expired in June 2010. In connection with this lease agreement, the Company was required to maintain a standby letter of credit totaling $3.6 million as security for the lease. This letter of credit required that the Company hold funds in the form of a certificate of deposit with a financial institution. While the letter of credit was maintained, the Company classified those funds as restricted cash on the balance sheet at March 31, 2003 and December 31, 2002. Future minimum lease payments under this non-cancelable operating lease as of March 31, 2003 were $32.4 million. In addition to base rent, the headquarters facility lease agreement requires that the Company pay a proportional share of the facility’s operating expenses.

In April 2003, the Company entered into an agreement, effective May 1, 2003, that restructures the operating lease associated with its headquarters facility. Pursuant to the agreement, the Company made a payment of $14.2 million, which included prepayment of rent through December 31, 2003, for approximately 31,000 square feet of the headquarters facility and a charge to terminate the remainder of the original lease commitment. The termination charge of $12.8 million will be included in operating expenses for the second fiscal quarter of 2003 and will be partially offset by reductions in accrual for loss on operating lease and deferred rent. Additionally, the Company will no longer be required to maintain the standby letter of credit.

Warranty

The Company provides limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements. A reconciliation of the changes in accrued warranty for the quarter ended March 31, 2003 follows (in thousands):

	Accrued Warranty as of December 31, 2002	Payments made under warranty program	Product warranties issued during year	Deductions for change in estimates	Accrued Warranty as of March 31, 2003
Warranty accrual	$11	$—	$—	$(1)	$10

Indemnification Agreements

The Company has standard indemnification clauses contained within its various customer contracts. To date, there have been no known events or circumstances that have resulted in an indemnification-related liability to the Company.

10.	Accrual for Loss on Operating Lease

In fiscal 2001, the Company recorded a $2.7 million provision for estimated losses, net of estimated sub-lease income, on its headquarters facility operating lease, which had an original expiration date in June 2010. The provision relates to the portion of the Company’s headquarters facility that it intended to sublease at prevailing market rates, which were less than the rates that the Company was obligated to pay under its lease.

For the three months ended March 31, 2003, activity for the accrual on operating lease was comprised of cash payments of $225,000 on the operating lease. The accrual for loss on operating lease for the quarter ended March 31, 2003, consisted of the following (in thousands):

Accrual for Loss on Operating Lease
Current portion (included in other current liabilities and accrued expenses)	$901
Long-term portion	450

Accrual balance at March 31, 2003	$1,351

11.	Litigation

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against the Company, certain of its current and former officers and directors and the underwriters of the Company’s September 21, 2001 secondary offering of common stock in the United States District Court for the Northern District of California. The complaint alleged that the defendants made false and misleading statements in the Company’s prospectus issued in connection with the secondary offering. At or about the same time, four other purported class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States

District Court for the Northern District of California alleging that the defendants made false or misleading statements regarding the Company during the class period of June 5, 2000 through January 2, 2001.

All five cases were consolidated on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed a single amended complaint on September 13, 2002. The Company filed a motion to dismiss the amended complaint on October 8, 2002. On February 7, 2003, the court issued an order denying in part and granting in part, with leave to amend, the Company’s motion to dismiss. On March 10, 2003, plaintiff filed a Second Amended Complaint (“SAC”) against the Company, certain of its current officers and directors, and the underwriters of the Company’s September 21, 2000 secondary offering of stock alleging that the defendants made false and misleading statements in connection with the Company’s secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in the Santa Clara County Superior Court, against the Company and certain of its officers and directors, alleging that the individual defendants caused the Company harm by either making or permitting the Company to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. The complaint asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement of the Company. The Company demurred to the complaint on July 9, 2001. On September 28, 2001, a court order was issued sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, the plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. The Company filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, the Court issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. The plaintiff filed an amended complaint on March 19, 2002. The Company filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, the Court issued an order sustaining the demurrer and dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on August 1, 2002.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as its secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering and the secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against the Company. Limited discovery is currently underway.

Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of March 31, 2003. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

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

This matter is subject to many uncertainties and the outcome is not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability or the financial impact with respect to this matter as of March 31, 2003. However, management believes that the final resolution of this matter will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting the Company’s expectations, beliefs, intentions and strategies regarding the Company’s future and the future of its business operations, including, without limitation, statements regarding anticipated headcount reductions, estimated payments to affected employees, estimated impairment charges, exploration of possible strategic alternatives, business outlook or expected performance or developments constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors Affecting Future Results,” on pp. 16 to 17, and 24 to 29, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW

We are a provider of hardware and software products that enable local exchange carriers to deploy and maintain copper local loop services. Our products include copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

On January 9, 2003, we announced that we were exploring various strategic alternatives, including possible merger and asset sale transactions, licensing arrangements and dissolution of the company and distribution of assets to stockholders. We also announced that we had engaged Goldman Sachs & Co. as our financial advisor. While we explored our strategic alternatives, our operating activities were focused primarily on in-process research and development related to our next generation copper automation products for incumbent local exchange carriers. While a limited supply of our products remained available for sale, we generally ceased all direct sales efforts related to them, and did not expect to generate material revenues from them for the foreseeable future. In connection with those decisions, we reduced headcount by approximately 40%, or 29 employees, in January 2003.

On April 7, 2003, we entered into an agreement to restructure our lease agreement for our headquarters facility located at 2220 Central Expressway, Santa Clara, California. The previous lease covered approximately 62,500 square feet of facilities and expired in June 2010, and we had remaining rent obligations of approximately $32.0 million. The restructuring, effective May 1, 2003, reduced our facilities commitment to approximately 31,000 square feet and shortened the lease term to December 31, 2003. Pursuant to the agreement, in April 2003 we made a lump sum cash payment of approximately $14.2 million, which included $3.6 million from our restricted cash and was inclusive of prepaid rent through the end of 2003 for our remaining facilities commitment under the restructured lease. Other than this restructured lease, we have no other material facilities lease commitments.

On April 24, 2003, we terminated most of our remaining employees except for a limited team of employees that will continue to handle matters related to our previously announced exploration of strategic alternatives. Associated with these actions, we expect to record severance-related charges of approximately $370,000 during the second quarter of 2003. Additionally, pursuant to retention agreements entered into with the affected employees in January 2003, we expect to make retention bonus payments to them of approximately $700,000, of which approximately $530,000 was accrued as of March 31, 2003. As a result of these actions, we also anticipate recording a charge to reflect impairment in the carrying value of our property and equipment of approximately $800,000 in the second quarter of 2003.

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

•	Revenue recognition;

•	Allowance for doubtful accounts; and

•	Accounting for income taxes.

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

Accounting for income taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not believed to be likely, a valuation allowance is established. At March 31, 2003 and December 31, 2002, a full valuation allowance has been established against the net deferred tax assets.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

While a limited supply of our products remains available for sale, we have generally ceased all direct sales efforts related to them, and do not expect to generate material revenues from them for the foreseeable future.

Product revenue increased to $268,000 for the quarter ended March 31, 2003 from $266,000 for the comparable quarter in 2002. Service revenue for the three months ended March 31, 2003 was $122,000 compared to $397,000 for the comparable period in 2002.

Sales returns reserve adjustment of $167,000 for the quarter ended March 31, 2002 represents a reduction in the sales returns reserve based on revised estimates of potential product returns.

Our revenue to date has been recognized from a small number of customers. For the quarter ended March 31, 2003, four customers each contributed greater than 10% of total revenues, for a combined total of 74.9% of total revenues. For the quarter ended March 31, 2002, three customers each contributed greater than 10% of total revenues, for a combined total of 50.6% of total revenues. Revenue from international customers totaled 39.3% of our net revenues for the quarter ended March 31, 2003, compared to 24.1% for the comparable period in 2002.

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

Cost of product revenue decreased to $2,000, or 1% of product revenue, for the quarter ended March 31, 2003 from $182,000, or 68% of product revenue for the comparable period of 2002. During the three months ended March 31, 2003, we utilized written-down inventory to fulfill customer demand, resulting in a decrease of cost of product revenue as a percentage of product revenue. We had previously written inventory down in its entirety due to our decreased sales and marketing efforts associated with these products and the lack of estimated future demand. We have generally ceased all direct sales and marketing efforts related to our products, and do not expect material revenues from them in the foreseeable future. We may experience limited demand from existing customers who desire to purchase additional product before such products become unavailable. Any such demand will generally be fulfilled from existing quantities of written-off inventory and we would expect cost of product revenue to remain low as a percentage of product revenue.

Cost of service revenue for the three months ended March 31, 2003 was zero compared to $100,000 for the three months ended March 31, 2002. This decrease was attributable to headcount reductions in our customer support organization that were made during January 2003.

We have generally ceased all direct sales efforts related to our products. However, if we are successful in selling any products in future periods, we expect that our existing quantities of finished goods and raw materials inventories that have been written down in their entirety would be sufficient to substantially fulfill potential customer demand for the foreseeable future.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of non-cash compensation expense, consist primarily of salaries and related personnel expenses, retention bonuses, fees paid to consultants and outside service providers, and material costs related to the design, development, testing and enhancement of our products. Non-cash compensation expense for the three months ended March 31, 2003 was $54,000, compared to $316,000 for the comparable period in 2002.

Research and development expenses increased 23.7% to $4.4 million for the three months ended March 31, 2003, from $3.5 million in the comparable period in 2002. This increase is primarily attributable to retention bonus compensation associated with agreements entered into between the Company and its employees in January 2003 of $519,000 and increased materials costs associated with continued in-process research and development related to our next generation copper automation products for incumbent local exchange carriers of $255,000.

We expect research and development expenses to decrease in future periods as a result of our April 2003 termination of substantially all research and development personnel and discontinuation of substantially all research and development activities associated with our next generation copper automation products.

SALES AND MARKETING

Sales and marketing expenses, net of non-cash compensation expense, consist primarily of salaries, retention bonuses, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows and promotional expenses. Non-cash compensation expense for the three months ended March 31, 2003 was $16,000 compared to $183,000 for the comparable period in 2002.

Sales and marketing expenses decreased 43.7% to $1.2 million for the three months ended March 31, 2003 from $2.2 million in the comparable period of 2002. This decrease is primarily due to a decrease in the number of sales, sales support and marketing personnel domestically and internationally in 2003 compared to 2002.

We expect sales and marketing expenses to decrease in future periods as a result of our April 2003 termination of substantially all sales, sales support and marketing personnel.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, net of non-cash compensation expense, consist primarily of salaries, retention bonuses and related expenses for executive, finance and administrative personnel, financial advisory fees, legal fees, and other general corporate expenses. Non-cash compensation expense for the three months ended March 31, 2003 was $54,000 compared to $236,000 for the comparable period in 2002.

General and administrative expenses increased 150.3% to $1.7 million for the three months ended March 31, 2003 from $694,000 in the comparable period in 2002. This increase is primarily attributable to increased financial advisory fees related to the exploration of strategic alternatives of $807,000 and accrual for retention bonuses earned by general and administrative personnel pursuant to agreements entered into in January 2003 of $182,000.

We expect to incur significant financial advisory fees, legal fees and other general and administrative expenses associated with the exploration and possible execution of various strategic alternatives, which may cause general and administrative expenses to increase further in future periods.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

As of March 31, 2003, deferred stock compensation totaled $127,000. We amortized deferred stock compensation of approximately $124,000 in the three months ended March 31, 2003 compared to $735,000 in the comparable period in 2002.

INTEREST INCOME AND OTHER, NET

Interest income and other, net consists primarily of income from our cash investments, and to a lesser extent the net gain or loss from foreign currency translation gains and losses, net gains or losses on disposal of property and equipment, and expenses related to our lease financing obligations. We had interest income and other, net of $1.0 million for the three months ended March 31, 2003 and interest income and other, net of $1.6 million in the comparable period of 2002. The decrease in interest income and other, net is primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances. In future periods, we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments.

INCOME TAX EXPENSE

Income tax expense was $25,000 for the three months ended March 31, 2003 and consisted primarily of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of March 31, 2003 consisted of $195.2 million in cash and cash equivalents and $10.3 million in short-term investments. Additional capital resources as of March 31, 2003 included restricted cash of $3.6 million in the form of a stand-by letter of credit required by our headquarters lease.

During the three months ended March 31, 2003, we used $5.8 million in operating activities, primarily from our net loss of $6.1 million, and to a lesser extent, increases in prepaid expenses and other assets and decreases in accrual for loss on operating lease and accounts payable. The use of cash in operating activities was partially offset by increases in accrued compensation and benefits and non-cash charges. Non-cash charges consisted principally of depreciation expense and amortization of deferred stock compensation.

Net cash provided by investing activities for the three months ended March 31, 2003 was $97.5 million, primarily due to proceeds from sales and maturities of available-for-sale investments of $98.8 million, partially offset by purchases of similar investments in the amount of $1.3 million.

Net cash provided by financing activities for the three months ended March 31, 2003 was $43,000, primarily due to proceeds of $185,000 from stock option exercises, partially offset by purchases of treasury stock totaling $142,000. Our purchases of treasury stock were made pursuant to a stock repurchase program approved by the board of directors in October 2001. This program permitted the purchase of up to $15.0 million of our common stock over the subsequent twelve-month period. In October 2002, the stock repurchase program was extended for an additional twelve-month period. As of March 31, 2003, we were authorized under the program to purchase up to an additional $5.0 million of our common stock.

We expect to devote capital and operating resources to continue to explore and consummate strategic alternatives and to repurchase our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146’s timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The requirements of SFAS 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a significant effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has determined that the requirements of FIN 45 apply to its accrued warranty and standard indemnification clauses contained within its various customer contracts (see Note 10); however the adoption of FIN No. 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 (see Note 3). The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after June 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. The company does not have any variable interest entities.

In November 2002, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of EITF Issue 00-21 will have on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The Company does not expect EITF 02-16 to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In January 2003, we engaged Goldman, Sachs & Co. as our financial advisor to explore various strategic alternatives to maximize our stockholder value, including possible merger and asset sale transactions, licensing arrangements, and dissolution of the company and distribution of assets to our stockholders. We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

•	we will continue to incur claims, liabilities and expenses without offsetting revenues during the strategic alternative exploration process;

•	the process of exploring strategic alternatives may be more time consuming and expensive than we anticipate;

•	we may not be able to identify any strategic alternatives that are worth undertaking; and

•	we may not be able to successfully execute or achieve the benefits of a strategic alternative recommended to us by our financial advisor.

Even if interested third parties are willing to explore strategic transactions with us, we may not be successful in executing and consummating any transactions because of the risks and uncertainties associated with our business.

We have a number of risks and uncertainties associated with our business that may prevent the consummation of a strategic transaction, including but not limited to:

•	the current lack of demand for our products;

•	the reduced levels of capital spending by telecommunications service providers;

•	the effects of the current economic environment on us and on any potential acquirer; and

•	the outstanding securities class action lawsuits against us.

These and other risks and uncertainties may prevent us and interested third parties from exploring and consummating mutually acceptable strategic alternatives.

We may elect to dissolve and distribute assets to our stockholders if our board of directors determines that such action is in the best interest of our stockholders.

As a result of our exploration of strategic alternatives, our board of directors may deem it advisable to dissolve the company and distribute assets to stockholders. Liquidation and dissolution may not create value for our stockholders or result in any remaining capital for distribution to our stockholders. The precise nature, amount and timing of any distribution to our stockholders would depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors and resolution of outstanding litigation matters or new litigation matters arising from the liquidation or dissolution proceedings. Our stockholders may also experience adverse tax consequences to the extent they receive any distributions from us.

We do not expect any significant revenue to offset the expenses that we will incur during the strategic alternatives exploration and consummation process, which could cause the amount of assets available to stockholders to be reduced and the market price of our common stock to decline further.

We have generally ceased all sales, marketing and research and development activities related to our products and do not expect any significant revenue from them for the foreseeable future. As we expect to continue to incur expenses during the strategic alternatives exploration and consummation process, the amount of assets available to stockholders may be reduced, which could cause the market price of our common stock to decline further.

We could incur substantial costs and our management’s attention and resources could be diverted as a result of the outstanding securities class action lawsuits and shareholder derivative litigation against us.

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

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against us and certain of our current and former officers and directors in the United States District Court for the Northern District of California. The complaint alleged claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The case, which also names as defendants the underwriters of the Company’s September 21, 2000 secondary offering of common stock, is encaptioned Louisiana School Employees’ Retirement System v. Turnstone Systems, Inc. et al. (formerly CV-01-1256 JL). The complaint alleges that the defendants issued false and misleading statements in our prospectus issued in connection with our secondary offering. At or about the same time, four other purported class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Northern District of California, encaptioned as follows: Huang v. Turnstone Systems, Inc., et al. (formerly C-01-1342-CW) (filing date 4/04/01); Riskin v. Turnstone Systems, Inc., et al. (formerly C-01-1355-CW) (filing date 4/05/01); Bojsza v. Turnstone Systems, Inc., et al. (formerly C-01-1411-CW) (filing date 4/10/01); and Greenberg, et al. v. Turnstone Systems, Inc. et al. (formerly C-01-1454-CW) (filing date 4/12/01). These latter complaints allege that the defendants made false or misleading statements regarding the Company during the class period of June 5, 2000 through January 2, 2001, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.

All five cases were consolidated before Judge Saundra B. Armstrong on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed a consolidated First Amended Complaint (“FAC”) on September 13, 2002. The FAC alleges that we and the other defendants made false and misleading statements in connection with the Company’s secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933, and also that we and the other defendants made false and misleading statements during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. We and the other defendants moved to dismiss the FAC on October 8, 2002. On February 7, 2003, the court issued an order denying in part and granting in part, with leave to amend, our motion to dismiss.

On March 10, 2003, plaintiff filed a Second Amended Complaint (“SAC”) against us, certain of our current officers and directors, and the underwriters of our September 21, 2000 secondary offering of stock alleging that we and the other defendants made false and misleading statements in connection with our secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933. By agreement of the parties, our answer to the SAC is due on June 13, 2003.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit the Santa Clara County Superior Court, alleging claims against us, a nominal defendant in the action, and certain of our officers and directors. The lawsuit is encaptioned Okino v. Tinsley, et al., Case No. CV 798814. The complaint alleges that the individual defendants caused us harm by either making or permitting the corporation to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. It asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement.

We demurred to the complaint on July 9, 2001. On September 28, 2001, Judge Conrad L. Rushing issued an order sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. We filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, the Court issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. The plaintiff filed an amended complaint on March 19, 2002. We filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, the Court issued an order sustaining the demurrer and dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on August 1, 2002. On April 4, 2003, the parties stipulated to the dismissal of plaintiff’s appeal, and on April 8, 2003, the court entered an order terminating the litigation.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock as well as our secondary offering of stock. The complaint is encaptioned Mendoza v. Turnstone Systems, Inc. et al., Case No. 01 CV 9981, and is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters and asserts claims against the defendants under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Section 10(b) of the Exchange Act of 1934. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. Limited discovery is currently underway.

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

Because our products have been deployed in complex environments, they may have errors or defects that are found only after they have been fully deployed, which could result in liability claims against us.

Because our products are designed to provide critical services in large and complex networks, if errors, defects or failures are discovered in our products, we may be exposed to significant legal claims. Any claims, with or without merit, could increase our expenses, impair our operating results and prevent us from consummating strategic alternatives. Although we maintain product liability insurance covering some damages arising from implementation and use of our products, our insurance may not fully cover claims brought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

Our products incorporate numerous component parts designed and manufactured by third parties. We cannot assure you that these third-party parts are free of defects or errors. Given the complex nature of our products and our dependence on a large number of highly intricate third-party component parts, our products may contain defects or errors not detectable during our quality assurance and testing procedures. Any such defects or errors could result in legal claims against us.

Control by our existing stockholders may limit your ability to influence matters requiring stockholder approval and could delay or prevent a change in control, which could prevent you from realizing a premium in the market price of our common stock.

The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of March 31, 2003, our executive officers, directors and principal stockholders and their affiliates owned 29,116,158 shares, or approximately 46.4%, of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or disapproval of any strategic business transactions.

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

An active public market for our common stock may not be sustained in the future. The market for technology stocks has been extremely volatile. In 2002 the per-share closing market price of our common stock on the Nasdaq National Market reached a high of $5.55 and a low of $2.00. The following factors could cause the market price of our common stock to fluctuate significantly from the original purchase prices paid by investors:

•	our ability to identify desirable strategic alternatives, our willingness and ability (or lack thereof) and that of any relevant third parties to explore and consummate those alternatives, the time and costs required to explore and investigate possible transactions and the reactions of investors and our stockholders to this process;

•	the generation of negative cash flow by our business for the foreseeable future;

•	announcements about the status of securities class action and shareholder derivative lawsuits against us;

•	release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	changes in market valuations of networking and telecommunications companies; and

•	fluctuations in stock market prices and volumes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve principal. We attempt to maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of the investment will probably decline. To mitigate this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, the majority of our investment portfolio is invested in securities maturing within one year.

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2003 and December 31, 2002. This table does not include money market funds because those funds are not subject to market risk.

	MATURING IN THREE MONTHS OR LESS	MATURING BETWEEN THREE MONTHS AND ONE YEAR	MATURING GREATER THAN ONE YEAR	TOTAL
	(in thousands, except for percentages)
AT MARCH 31, 2003
Included in cash and cash equivalents	$100,557	$—	$—	$100,557
Weighted average interest rate	1.27%	—	—	1.27%
Included in short-term investments	$10,318	$—	$—	$10,318
Weighted average interest rate	2.23%	—	—	2.23%
Total portfolio	$110,875	$—	$—	$110,875
Weighted average interest rate	1.36%	—	—	1.36%

AT DECEMBER 31, 2002
Included in cash and cash equivalents	$79,456	$—	$—	$79,456
Weighted average interest rate	1.45%	—	—	1.45%
Included in short-term investments	$15,001	$45,950	$—	$60,951
Weighted average interest rate	3.70%	1.99%	—	2.41%
Included in long-term investments	$—	$—	$47,301	$47,301
Weighted average interest rate	—	—	2.88%	2.88%
Total portfolio	$94,457	$45,950	$47,301	$187,708
Weighted average interest rate	1.81%	1.99%	2.88%	2.13%

EXCHANGE RATE SENSITIVITY

Currencies held in other than the U.S. dollar in our subsidiaries have been insignificant. As such, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The Company’s significant personnel reductions in January 2003 and April 2003 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation.

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

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against the Company, certain of its current and former officers and directors and the underwriters of the Company’s September 21, 2001 secondary offering of common stock in the United States District Court for the Northern District of California. The complaint alleged that the defendants issued false and misleading statements in the Company’s prospectus issued in connection with the secondary offering. At or about the same time, four other purported class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California alleging that the defendants made false or misleading statements regarding the Company during the class period of June 5, 2000 through January 2, 2001.

All five cases were consolidated before Judge Saundra B. Armstrong on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed a consolidated First Amended Complaint (“FAC”) on September 13, 2002. The FAC alleges that we and the other defendants made false and misleading statements in connection with the Company’s secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933, and also that we and the other defendants made false and misleading statements during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. We and the other defendants moved to dismiss the FAC on October 8, 2002. On February 7, 2003, the court issued an order denying in part and granting in part, with leave to amend, our motion to dismiss.

On March 10, 2003, plaintiff filed a Second Amended Complaint (“SAC”) against us, certain of our current officers and directors, and the underwriters of our September 21, 2000 secondary offering of stock alleging that we and the other defendants made false and misleading statements in connection with our secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933. By agreement of the parties, our answer to the SAC is due on June 13, 2003.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in of the Santa Clara County Superior Court, against the Company and certain of its officers and directors, alleging that the individual defendants caused the Company harm by either making or permitting the Company to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. The complaint asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement of the Company. The Company demurred to the complaint on July 9, 2001. On September 28, 2001, a court order was issued sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, the plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. The Company filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, the Court issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. The plaintiff filed an amended complaint on March 19, 2002. The Company filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, the Court issued an order sustaining the demurrer and dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on August 1, 2002. On April 4, 2003, the parties stipulated to the dismissal of plaintiff’s appeal, and on April 8, 2003, the court entered an order terminating the litigation.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as our secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against the Company. Limited discovery is currently underway.

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

On May 12, 2003, we and P. Kingston Duffie, our Chief Technology Officer and director, agreed to terminate his full-time employment with us. Mr. Duffie will continue to serve as a member of our board of directors. Concurrently, we and Mr. Duffie entered into a consulting agreement whereby Mr. Duffie will provide us with intellectual property management and other general technical consulting services as requested by us from time to time, at a rate of $100.00 per hour. A copy of Mr. Duffie’s consulting agreement is filed as Exhibit 10.14 herewith.

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

EXHIBIT NO.	DESCRIPTION

4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2(1)	1998 Stock Plan and forms of agreement thereunder

10.3(3)	Amended and Restated 2000 Stock Plan

10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5(4)	Amended and Restated 2000 Employee Stock Purchase Plan

10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel

10.12(6)	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003

10.13	First Amendment to Lease Agreement, dated as of April 7, 2003, between Turnstone Systems, Inc. and BRE/San Tomas I L.L.C.

10.14	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(3)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(4)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(5)	Confidential treatment requested as to certain portions. This exhibit is incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(6)	Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2003 with the Securities and Exchange Commission.

(b)	The Company filed a report on Form 8-K on January 9, 2003, in Item 5 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date. A copy of the press release was filed as Exhibit 99.1 thereto.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date: May 15, 2003	By:	/S/ RICHARD N. TINSLEY

Richard N. Tinsley
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2003	By:	/S/ ERIC S. YEAMAN

Eric S. Yeaman
Chief Financial Officer (Principal Financial and Accounting Officer)

Certification of Chief Executive Officer

pursuant to Section 302(a) of Sarbanes-Oxley Act

I, Richard N. Tinsley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Turnstone Systems, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ RICHARD N. TINSLEY
Richard N. Tinsley
President & CEO

Certification of Chief Financial Officer

pursuant to Section 302(a) of Sarbanes-Oxley Act

I, Eric S. Yeaman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Turnstone Systems, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ERIC S. YEAMAN

Eric S. Yeaman
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(1)	Amended and Restated Bylaws of Turnstone Systems

4.1(1)	Form of Common Stock certificate

4.2(1)

Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2(1)	1998 Stock Plan and forms of agreement thereunder

10.3(3)	Amended and Restated 2000 Stock Plan

10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5(4)	Amended and Restated 2000 Employee Stock Purchase Plan

10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel

10.12(6)	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003

10.13	First Amendment to Lease Agreement, dated as of April 7, 2003, between Turnstone Systems, Inc. and BRE/San Tomas I L.L.C.

10.14	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(3)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(4)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(5)	Confidential treatment requested as to certain portions. This exhibit is incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(6)	Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2003 with the Securities and Exchange Commission.