Form 10-Q
period 2003-06-30
TURNSTONE SYSTEMS INC
filed 2003-08-11
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

There were 63,042,426 shares of the Registrant’s common stock, par value $0.001, outstanding on July 31, 2003.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$191,473	$103,358
Short-term investments	—	60,951
Accounts receivable, net	318	314
Prepaid expenses and other current assets	1,934	767

Total current assets	193,725	165,390

Property and equipment, net	—	1,495
Long-term investments	—	47,301
Restricted cash	—	3,639
Assets held for sale	373	—

Total assets	$194,098	$217,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$250	$621
Accrued compensation and benefits	635	784
Other current liabilities and accrued expenses	1,740	2,644
Deferred revenue	14	154

Total current liabilities	2,639	4,203

Other long-term liabilities	—	675

Total liabilities	2,639	4,878

Stockholders’ equity:
Convertible preferred stock, $.001 stated value, 5,000 shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.001 stated value, 200,000 shares authorized; 66,427 and 65,884 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	66	66
Treasury stock, at cost; 3,421 and 3,128 shares at June 30, 2003 and December 31, 2002, respectively	(10,630)	(9,896)
Additional paid-in capital	311,908	311,498
Deferred stock compensation	(41)	(425)
Accumulated other comprehensive income	—	424
Accumulated deficit	(109,844)	(88,720)

Total stockholders’ equity	191,459	212,947

Total liabilities and stockholders’ equity	$194,098	$217,825

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	The Three Months Ended June 30,		The Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues:
Product revenue	$274	$592	$542	$858
Service revenue	22	381	144	778
Sales returns reserve adjustment	—	—	—	167

Total net revenues	296	973	686	1,803
Cost of revenues:
Cost of product revenue	1	285	3	467
Cost of service revenue	—	86	—	186

Total cost of revenues	1	371	3	653
Gross profit	295	602	683	1,150
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $11 and $244 for the three months ended June 30, 2003 and 2002 and $65 and $561 for the six months ended June 30, 2003 and 2002, respectively)	1,370	3,588	5,733	7,115
Sales and marketing (exclusive of non-cash compensation expense of $3 and $130 for the three months ended June 30, 2003 and 2002 and $19 and $312 for the six months ended June 30, 2003 and 2002, respectively)	343	2,152	1,562	4,317
General and administrative (exclusive of non-cash compensation expense of $32 and $176 for the three months ended June 30, 2003 and 2002 and $86 and $412 for the six months ended June 30, 2003 and 2002, respectively)	2,331	766	4,068	1,460
Amortization of deferred stock compensation	46	550	170	1,285
Lease termination penalty, net	11,377	—	11,377	—
Reversal of provision for loss on operating lease	(1,276)	—	(1,276)	—
Asset impairment charge	655	—	655	—

Total operating expenses	14,846	7,056	22,289	14,177

Operating loss	(14,551)	(6,454)	(21,606)	(13,027)
Other income (expense)
Litigation settlement	(920)	—	(920)	—
Interest income and other, net	569	1,492	1,582	3,089

Total other income (expense)	(351)	1,492	662	3,089

Loss before income tax	(14,902)	(4,962)	(20,944)	(9,938)
Income tax expense (benefit)	155	(91)	180	14

Net loss	$(15,057)	$(4,871)	$(21,124)	$(9,952)

Basic net loss per share of common stock	$(.24)	$(.08)	$(.34)	$(.16)

Diluted net loss per share of common stock	$(.24)	$(.08)	$(.34)	$(.16)

Weighted-average shares of common stock outstanding used in computing basic net loss per share	62,968	63,283	62,838	63,424

Weighted-average shares of common stock outstanding used in computing diluted net loss per share	62,968	63,283	62,838	63,424

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THE SIX MONTHS ENDED JUNE 30,
	2003	2002
Operating activities
Net loss	$(21,124)	$(9,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charge	655	—
Depreciation	418	925
Stock compensation expense	187	1,285
Provision for doubtful accounts and sales returns	(3)	(664)
Loss on disposal of property and equipment	31	—
Effect of changes in foreign currency	(14)	(93)
Changes in assets and liabilities:
Accounts receivable	(1)	994
Income tax receivable	—	381
Inventory	—	62
Prepaid expenses and other assets	(1,164)	(297)
Accounts payable	(372)	(102)
Accrued compensation and benefits	(149)	(68)
Other current liabilities and accrued expenses	(904)	(1,089)
Other long-term liabilities	(675)	(68)
Deferred revenue	(140)	239

Net cash used in operating activities	(23,255)	(8,447)
Investing activities
Acquisition of property and equipment	—	(122)
Proceeds from disposal of property and equipment	18	11
Purchases of available-for-sale investments, net	(1,250)	(106,395)
Proceeds from sales and maturities of available-for-sale investments	109,078	118,782
Decrease in restricted cash	3,639	—

Net cash provided by investing activities	111,485	12,276
Financing activities
Net proceeds from issuance of common stock	608	236
Purchases of treasury stock	(734)	(4,392)
Principal payments of capital lease obligations	—	(41)

Net cash used by financing activities	(126)	(4,197)
Effect of exchange rate changes on cash and cash equivalents	11	83
Net increase (decrease) in cash and cash equivalents	88,115	(285)
Cash and cash equivalents at beginning of period	103,358	92,633

Cash and cash equivalents at end of period	$191,473	$92,348

Supplemental disclosures of cash flow information:
Cash paid for income tax	$98	$126
Deferred stock compensation	$(214)	$(47)

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

On April 24, 2003, the Company initiated actions to terminate most of its remaining employees except for a limited team of employees that continued to handle matters related to its previously announced exploration of strategic alternatives. These actions were initiated after management and the Company’s board of directors, following an extensive consideration of strategic alternatives, concluded that maintaining the Company’s research and development efforts related to next-generation copper automation products for incumbent local carriers was not necessary for any of the strategic alternatives under consideration at that time, and that the on-going expenditures related to continuing such efforts could potentially decrease total stockholder value.

On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of a purported class action suit that was brought against the Company, certain of its officers and directors and its underwriters on behalf of persons who purchased common stock issued pursuant to the Company’s secondary stock offering in September 2000. The suit was settled for $7.0 million, of which insurance for the Company’s directors and officers will pay approximately $6.1 million and the Company will contribute approximately $0.9 million in cash. While the Company continues to deny any wrongdoing or violation of securities laws, it believes the settlement is in the best interest of the Company and its stockholders to avoid the distraction and expense of continued litigation. The settlement is conditioned upon, among other things, notice to the Company’s stockholders of the settlement and final approval by the United States District Court. See Note 12—“Litigation”.

On August 6, 2003, the Company’s board of directors approved, subject to stockholder ratification at the Company’s 2003 Annual Meeting of Stockholders, a special cash distribution to stockholders of $2.77 per common share or such lesser amount as the board of directors may later determine to be appropriate. If the special distribution is ratified, then the Company’s board of directors plans to set a record date and payment date for the special distribution and fix the actual amount of the special distribution. The board of directors also approved, subject to stockholder approval at the Company’s 2003 Annual Meeting of Stockholders, the Company’s liquidation and dissolution pursuant to a plan of complete liquidation and dissolution of Turnstone Systems, Inc. If the plan of dissolution is approved, the Company will file a certificate of dissolution of Turnstone Systems with the Delaware Secretary of State, complete the liquidation of the Company’s remaining assets, satisfy the Company’s remaining obligations and make distributions to the Company’s stockholders of available liquidation proceeds.

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position at June 30, 2003 and December 31, 2002, its operating results for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K and filed with the SEC on March 18, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements as of that date.

The interim financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. On August 6, 2003, the Company’s Board of Directors approved a plan of complete dissolution and liquidation, subject to approval by our stockholders at the Annual Meeting of Stockholders to be held at a future date set by our Board of Directors. The Company’s stockholders have not as of yet voted on the plan of dissolution and liquidation, which is required under Delaware law, and the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at June 30, 2003 and December 31, 2002 consisted primarily of U.S., state and municipal government obligations, corporate debt securities and money market funds.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss – as reported	$(15,057)	$(4,871)	$(21,124)	$(9,952)
Add: Stock-based employee compensation expense included in the reported net loss, net of related tax effects	46	550	187	1,285
Deduct: Stock-based employee compensation recovery (expense) using the fair value based method, net of related tax effects	4,222	(5,738)	10,554	(10,686)

Pro forma net loss	$(10,789)	$(10,059)	$(10,383)	$(19,353)

Basic net loss per share
As reported	$(0.24)	$(0.08)	$(0.34)	$(0.16)

Pro forma	$(0.17)	$(0.16)	$(0.17)	$(0.31)

Diluted net loss per share
As reported	$(0.24)	$(0.08)	$(0.34)	$(0.16)

Pro forma	$(0.17)	$(0.16)	$(0.17)	$(0.31)

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has determined that the requirements of FIN 45 apply to its accrued warranty and standard indemnification clauses contained within its various customer contracts (see Note 11); however the adoption of FIN No. 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2002, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect EITF 00-21 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The adoption of EITF 02-16 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of FASB Statement No. 149 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of FASB Statement No. 150 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(15,057)	$(4,871)	$(21,124)	$(9,952)

Basic and diluted:
Weighted average shares of common stock outstanding	62,984	64,084	62,871	64,288
Less: Weighted average shares subject to repurchase	(16)	(801)	(33)	(864)

Weighted average shares used in computing basic and diluted net loss per common share	62,968	63,283	62,838	63,424

Basic and diluted net loss per common share	$(.24)	$(.08)	$(.34)	$(.16)

Options to purchase 5,141,000 shares of common stock and 12,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of June 30, 2003, as their effect would have been antidilutive. Options to purchase 10,104,000 shares of common stock and 767,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of June 30, 2002, as their effect would have been antidilutive.

5.    Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(15,057)	$(4,871)	$(21,124)	$(9,952)
Change in net unrealized gain (loss) on available-for-sale investments, net	(19)	387	(424)	(243)

Total comprehensive loss	$(15,076)	$(4,484)	$(21,548)	$(10,195)

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

For the three months ended June 30, 2003 and 2002, approximately 92.8% and 45.6%, respectively, of revenues were derived from sales to customers located outside the United States. For the six months ended June 30, 2003 and 2002, approximately 62.4% and 39.3%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three and six months ended June 30, 2003 and 2002 were substantially from sales of loop management products. Service revenues for the three and six months ended June 30, 2003 and 2002 were derived primarily from the Company’s maintenance programs for loop management products.

7.    Assets Held for Sale

During the three months ended June 30, 2003, the Company terminated most of its remaining employees and ceased its research and development activities. As a result of these actions, the Company’s property and equipment will no longer be required for ongoing operating activities and the Company began actively marketing the assets through a third-party asset liquidator. The company recorded a $655,000 asset impairment charge during the three months ended June 30, 2003 in order to state the assets at their fair value less estimated selling costs, as estimated by a third-party asset liquidator. At June 30, 2003 the assets have been classified as held for sale and will no longer be depreciated.

8.    Other Current Liabilities and Accrued Expenses

Other current liabilities and accrued expenses consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Litigation settlement	$920	$—
Income tax payable	154	55
Deferred rent	—	1,318
Accrued legal	304	63
Accrual for loss on operating lease	—	901
Accrued warranty	10	11
Other	352	296

Total	$1,740	$2,644

9.    Restructuring and Related Costs

In January 2003, the Company reduced its headcount by approximately 40%, or 29 employees, and incurred related severance costs of $367,000, which were included in operating expenses for the three months ended March 31, 2003.

In January 2003, in an effort to retain key employees, the Company entered into agreements with its officers and certain employees which entitle such officers and employees to receive certain retention bonus payments upon the completion of providing employment services to the Company for a specified period of time. The time period, as specified in these agreements, may vary based on certain future events, and therefore, the total retention bonus payments from the Company to its officers and certain employees may vary. Retention bonus payments are accrued as earned.

During the three months ended June 30, 2003, the Company terminated 39 employees, leaving only a limited number of personnel to continue to handle matters related to its previously announced exploration of strategic alternatives. Associated with these actions, the Company recorded severance-related charges of approximately $434,000 for the three months ended June 30, 2003. Additionally, pursuant to retention agreements entered into with the affected employees in January 2003, the Company made retention bonus payments to them of approximately $790,000 during the three months ended June 30, 2003, of which approximately $591,000 had been accrued as of March 31, 2003.

Restructuring and related costs consisted of the following (in thousands):

	Severance and related costs	Retention bonus	Total
Costs incurred during the three months ended March 31, 2003	$367	$816	$1,183
Cash payments	(367)	—	(367)

Balance at March 31, 2003	—	816	816

Costs incurred during the three months ended June 30, 2003	434	453	887
Cash payments	(434)	(790)	(1,224)

Balance at June 30, 2003	$—	$479	$479

Accrued retention bonus is included in accrued compensation and benefits as of June 30, 2003.

10.    Leases

In April 2003, the Company entered into an agreement, effective May 1, 2003, that restructured the operating lease associated with its headquarters facility that previously expired June 2010. Pursuant to the agreement, the Company made a payment of $14.2 million, which included prepayment of rent through December 31, 2003, for approximately 31,000 square feet of the headquarters facility and a charge to terminate the remainder of the original lease commitment. A lease termination penalty of $11.4 million is included in operating expenses for the three months ended June 30, 2003. Pursuant to the restructured operating lease, the Company is obligated to pay a proportional share of the facility’s operating expenses. Other than this restructured lease, the Company has no other material facilities lease commitments as of June 30, 2003.

The following table presents a summary of the lease restructuring transaction (in thousands):

Cash payment	$14,152
Less:
Reduction of deferred rent	(1,442)
Prepayment of rent for the period May 2003 to December 2003	(1,333)

Lease termination penalty, net	$11,377

In fiscal 2001, the Company recorded a $2.7 million provision for estimated losses, net of estimated sub-lease income, on its headquarters facility operating lease. The provision related to the portion of the Company’s headquarters facility that it intended to sublease at prevailing market rates, which were less than the rates that the Company was obligated to pay under its lease. In connection with the restructuring of the headquarter lease, the obligation for which the provision for loss on operating lease was recorded was terminated. The remaining balance in the accrual for loss on operating leases as of the effective date of the lease restructuring of $1.3 million was recorded as a reduction to operating expenses during the three months ended June 30, 2003.

The following table presents a summary of the accrual on operating lease (in thousands):

	Current portion	Long- term portion	Total
Balance at March 31, 2003	$901	$450	$1,351
Cash payments	(75)	—	(75)
Reversal of provision for loss on operating lease	(826)	(450)	(1,276)

Balance at June 30, 2003	$—	$—	$—

11.    Warranty Obligations and Other Guarantees

For products sold on or after May 1, 2003, the Company will provide no warranty coverage. For products sold prior to May 1, 2003, the Company provided limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements. The Company has adequate supply of products on hand, which have previously been written down to zero value, to fulfill estimated warranty obligations. As such, the warranty reserve at June 30, 2003 is minimal. A reconciliation of the changes in accrued warranty for the quarter ended June 30, 2003 follows (in thousands):

	Accrued Warranty as of December 31, 2002	Payments made under warranty program	Product warranties issued	Deductions for change in estimates	Accrued Warranty as of June 30, 2003
Warranty accrual	$11	$—	$—	$1	$10

Indemnification Agreements

The Company and the underwriters of its September 2000 secondary stock offering previously entered into an underwriting agreement, whereby each party agreed, under certain specific circumstances applicable to such party, to indemnify and reimburse the other party for litigation costs and expenses related to claims arising out of the secondary offering. The Company has received a request for reimbursement of approximately $250,000 in legal fees purportedly incurred by those underwriters in connection with their defense of a class action lawsuit filed against the Company, certain of its current officers and directors, and those underwriters which alleges that the defendants made false and misleading statements in violation of the Securities Act of 1933 as part of the September 2000 secondary stock offering. The Company recorded $250,000 to operating expenses during the second fiscal quarter of 2003 to establish an accrual for these purported legal expenses.

The Company has standard indemnification clauses contained within its various customer contracts. To date, there have been no known events or circumstances that have resulted in an indemnification-related liability to the Company pursuant to these customer contracts.

12.    Litigation

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

All five cases were consolidated on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed a single amended complaint on September 13, 2002. The Company filed a motion to dismiss the amended complaint on October 8, 2002. On February 7, 2003, the court issued an order denying in part and granting in part, with leave to amend, the Company’s motion to dismiss. On March 10, 2003, plaintiff filed a Second Amended Complaint (“SAC”) against the Company, certain of its current officers and directors, and the underwriters of the Company’s September 21, 2000 secondary offering of stock alleging that the defendants made false and misleading statements in connection with the Company’s secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed an answer to the SAC on June 13, 2003. On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of this class action lawsuit. The suit was settled for $7.0 million, of which insurance for the Company’s directors and officers will pay approximately $6.1 million and the Company will contribute approximately $0.9 million in cash. While the Company continues to deny any wrongdoing or violation of securities laws, the Company believes the settlement is in its and its stockholders’ best interest to avoid the distraction and expense of continued litigation. The settlement is conditioned upon, among other things, notice to the Company’s stockholders of the settlement and final approval by the United States District Court.

On June 1, 2001, nominal plaintiff Bert Okino filed a shareholder derivative lawsuit in the Santa Clara County Superior Court, against the Company and certain of its officers and directors, alleging that the individual defendants caused the Company harm by either making or permitting the Company to make false and misleading statements between June 5, 2000 and January 2, 2001 and by permitting certain officers to profit from stock sales during that period. The complaint asserts claims against the individual defendants for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement of the Company. The Company demurred to the complaint on July 9, 2001. On September 28, 2001, a court order was issued sustaining the demurrer and granting plaintiff limited discovery. On December 19, 2001, subsequent to the completion of the court-ordered discovery, the plaintiff filed a first amended derivative complaint alleging the same causes of action asserted in the initial complaint. The Company filed a demurrer to the first amended derivative complaint on January 10, 2002. On February 22, 2002, the Court issued an order sustaining the demurrer and granting plaintiff leave to amend its complaint. The plaintiff filed an amended complaint on March 19, 2002. The Company filed a demurrer to the second amended derivative complaint on April 22, 2002. On May 28, 2002, the Court issued an order sustaining the demurrer and dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on August 1, 2002. On April 4, 2003, the parties stipulated to the dismissal of the plaintiff’s appeal, and on April 8, 2003, the court entered an order terminating the litigation.

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as its secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering and the secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against the Company. Limited discovery is currently underway. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of June 30, 2003. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of the Company’s former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to the Company in the aggregate amount of $3,522,714.85. The Company filed its answer on September 10, 2002. Limited discovery is currently under way.

This matter is subject to many uncertainties and the outcome is not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability or the financial impact with respect to this matter as of June 30, 2003. However, management believes that the final resolution of this matter will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting the Company’s expectations, beliefs, intentions and strategies regarding the Company’s future and the future of its business operations, including, without limitation, statements regarding anticipated headcount reductions, estimated payments to affected employees, estimated impairment charges, the currently proposed liquidation and dissolution, exploration of possible strategic alternatives, business outlook or expected performance or developments constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors Affecting Future Results,” on pp. 19 to 20, and 28 to 32, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

OVERVIEW

We are a provider of hardware and software products that enable local exchange carriers to deploy and maintain copper local loop services. Our products include copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

On January 9, 2003, we announced that we were exploring various strategic alternatives, including possible merger and asset sale transactions, licensing arrangements and dissolution of the company and distribution of assets to stockholders. We also announced that we had engaged Goldman Sachs & Co. as our financial advisor. While a limited supply of our products remained available for sale, we generally ceased all direct sales efforts related to them, and redirected our operating activities to focus primarily on in-process research and development related to our next generation copper automation products for incumbent local exchange carriers. In connection with those decisions, we reduced headcount by approximately 40%, or 29 employees, in January 2003.

On April 7, 2003, we entered into an agreement to restructure our lease agreement for our headquarters facility in Santa Clara, California. The previous lease covered approximately 62,500 square feet of facilities and expired in June 2010, and we had remaining rent obligations of approximately $32.0 million. The restructuring, effective May 1, 2003, reduced our facilities commitment to approximately 31,000 square feet and shortened the lease term to the end of 2003. Pursuant to the agreement, in April 2003, we made a lump sum cash payment of approximately $14.2 million, which included $3.6 million from our restricted cash and included prepaid rent through the end of 2003, the remaining facilities commitment under the restructured lease.

On April 24, 2003, we initiated actions to terminate most of our remaining employees except for a limited team of employees that continued to handle matters related to our previously announced exploration of strategic alternatives. These actions were initiated after our management and board of directors, following an extensive consideration of strategic alternatives, concluded that maintaining our research and development efforts related to next-generation copper automation products for incumbent local carriers was not necessary for any of the strategic alternatives under consideration at that time, and that the on-going expenditures related to continuing such efforts could potentially decrease total stockholder value.

On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of a purported class action suit that was brought against us, certain of our officers and directors and the underwriters on behalf of persons who purchased common stock issued pursuant to our secondary stock offering in September 2000. The suit was settled for $7.0 million, of which insurance for our directors and officers will pay approximately $6.1 million and we will contribute approximately $0.9 million in cash. While we continue to deny any wrongdoing or violation of securities laws, we believe the settlement is in our and our stockholders’ best interest to avoid the distraction and expense of continued litigation. The settlement is conditioned upon, among other things, notice to our stockholders of the settlement and final approval by the United States District Court.

On August 6, 2003, our board of directors approved, subject to stockholder ratification at our 2003 Annual Meeting of Stockholders, a special cash distribution to stockholders of $2.77 per common share or such lesser amount as the board of directors may determine to be appropriate. If the special distribution is ratified, then our board of directors plans to set a record date and payment date for the special distribution and will fix the actual amount of the special distribution. The board of directors also approved, subject to stockholder approval at our 2003 Annual Meeting of Stockholders, our liquidation and dissolution pursuant to a plan of complete liquidation and dissolution of Turnstone Systems, Inc. If the plan of dissolution is approved, we will file a certificate to dissolve Turnstone Systems with the Delaware Secretary of State, complete the liquidation of our remaining assets, satisfy our remaining obligations and make distributions to our stockholders of available liquidation proceeds. For a more detailed description of these proposals, please see our notice and proxy statement for our 2003 Annual Meeting of Stockholders, previously filed as preliminary proxy materials with the Securities and Exchange Commission.

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

While a limited supply of our products remains available for sale, we have generally ceased all direct sales efforts related to them, and do not expect to generate material revenues from them in the future.

Product revenue decreased to $274,000 for the quarter ended June 30, 2003 from $592,000 for the comparable quarter in 2002. Product revenue decreased to $542,000 for the six months ended June 30, 2002 from $858,000 for the comparable period in 2002. Service revenue for the three months ended June 30, 2003 was $22,000 compared to $381,000 for the comparable quarter in 2002. Service revenue decreased to $144,000 for the six months ended June 30, 2003 from $778,000 for the comparable period in 2002. Decreases in product and service revenues are primarily attributable to reduced direct sales efforts related to them.

Sales returns reserve adjustment of $167,000 for the six months ended June 30, 2002 represents a reduction in the sales returns reserve based on revised estimates of potential product returns.

Revenue from international customers totaled 92.8% of our net revenues for the three months ended June 30, 2003 compared to 45.6% for the comparable period in 2002. For the six months ended June 30, 2003 and 2002, approximately 62.4% and 39.3%, respectively, of revenues were derived from sales to customers located outside the United States.

Our revenue to date has been recognized from a small number of customers. For the three months ended June 30, 2003 and 2002, one customer and three customers each contributed greater than 10% of total revenues, for combined totals of 92% and 63%, respectively. For the six months ended June 30, 2003 and 2002, one customer and two customers, respectively, each contributed greater than 10% of total revenues, for combined totals of 60% and 45% of total revenues, respectively.

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

Cost of product revenue decreased to $1,000, or less than 1% of product revenue, for the quarter ended June 30, 2003 from $285,000 or 48% of product revenue for the comparable period of 2002. Cost of product revenue decreased to $3,000 for the six months ended June 30, 2003 from $467,000 in the comparable period in 2002. During the three and six months ended June 30, 2003, we utilized written-down inventory to fulfill customer demand, resulting in a decrease of cost of product revenue as a percentage of product revenue. We had previously written inventory down in its entirety due to our decreased sales and marketing efforts associated with these products and the lack of estimated future demand. We have generally ceased all direct sales and marketing efforts related to our products, and do not expect material revenues from them in the future. We may experience limited demand from existing customers who desire to purchase additional product before such products become unavailable. Any such demand will generally be fulfilled from existing quantities of written-off inventory and we would expect cost of product revenue to remain low as a percentage of product revenue.

Cost of service revenue for the quarter ended June 30, 2003 was zero compared to $86,000 for the three months ended June 30, 2002. Cost of service revenue decreased to zero for the six months ended June 30, 2003 from $186,000 in the comparable period in 2002. This decrease was attributable to headcount reductions in our customer support organization that were made during January 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of non-cash compensation expense, consist primarily of salaries and related personnel expenses, retention bonuses, severance costs, fees paid to consultants and outside service providers, and material costs related to the design, development, testing and enhancement of our products. Non-cash compensation expense for the three months ended June 30, 2003 was $11,000, compared to $244,000 for the comparable period in 2002.

Research and development expenses decreased 61.8% to $1.4 million for the three months ended June 30, 2003, from $3.6 million in the comparable period in 2002. This decrease is primarily attributable to a decrease in the number of research and development personnel in 2003 compared to 2002, a decrease in materials costs as a result of reduced research and development activities related to our next generation copper automation products for incumbent local exchange carriers and a decrease in depreciation expense related to assets that have been reclassified as held for sale. Research and development expenses decreased 19.4% to $5.7 million for the six months ended June 30, 2003 from $7.1 million in the comparable period of 2002. This decrease is primarily attributable to decreased materials costs related to our next generation copper automation products for incumbent local exchange carriers and decreased depreciation expense related to assets that have been reclassified as held for sale.

We expect research and development expenses to decrease in future periods as a result of our April 2003 termination of substantially all research and development personnel and discontinuation of substantially all research and development activities.

SALES AND MARKETING

Sales and marketing expenses, net of non-cash compensation expense, consist primarily of salaries, retention bonuses, commissions, severance and related expenses for personnel engaged in sales, marketing, and customer support activities, as well as trade shows and promotional expenses. Non-cash compensation expense for the three months ended June 30, 2003 was $3,000 compared to $130,000 for the comparable period in 2002.

Sales and marketing expenses decreased 84.1% to $343,000 for the three months ended June 30, 2003 from $2.2 million in the comparable period of 2002. Sales and marketing expenses decreased 63.8% to $1.6 million for the six months ended June 30, 2003 from $4.3 million in the comparable period in 2002. These decreases are primarily due to a decrease in the number of sales, sales support and marketing personnel domestically and internationally in 2003 compared to 2002.

We expect sales and marketing expenses to decrease in future periods due to the termination of substantially all sales, sales support and marketing personnel and related activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, net of non-cash compensation expense, consist primarily of salaries, retention bonuses, severance and related expenses for executive, finance and administrative personnel, financial advisory fees, legal fees, and other general corporate expenses. Non-cash compensation expense for the three months ended June 30, 2003 was $32,000 compared to $176,000 for the comparable period in 2002.

General and administrative expenses increased 204.3% to $2.3 million for the three months ended June 30, 2003 from $766,000 in the comparable period in 2002. General and administrative expenses increased 178.6% to $4.1 million for the six months ended June 30, 2003 from $1.5 million in the comparable period in 2002. These increases are primarily attributable to, retention bonuses earned pursuant to agreements entered into in January 2003, severance payments made to general and administrative personnel terminated during the first six months of 2003, and financial advisory fees related to the exploration of strategic alternatives.

We expect to incur significant legal fees, financial advisory fees, and other general and administrative expenses associated with the exploration and possible execution of various strategic alternatives, including implementation of the proposed special distribution and plan of liquidation and dissolution, which may cause general and administrative expenses to increase in future periods.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

As of June 30, 2003, deferred stock compensation totaled $41,000. We amortized deferred stock compensation of approximately $46,000 in the three months ended June 30, 2003 compared to $550,000 in the comparable period in 2002. Amortization of deferred stock compensation was $170,000 for the six months ended June 30, 2003 and $1.3 million for the comparable period in 2002.

LEASE TERMINATION PENALTY, NET

In April 2003, we entered into an agreement, effective May 1, 2003, that restructured the operating lease associated with our headquarters facility. Pursuant to the agreement, we made a payment of $14.2 million, which included prepayment of rent through December 31, 2003, for approximately 31,000 square feet of the headquarters facility and a charge to terminate the remainder of the original lease commitment. The lease termination penalty, net of $11.4 million was offset by the reduction in the accrual for deferred rent of $1.4 million.

RECOVERY OF PROVISION FOR LOSS ON OPERATING LEASE

In fiscal 2001, we recorded a $2.7 million provision for estimated losses, net of estimated sub-lease income, on our headquarters facility operating lease, which had an original expiration date in June 2010. The provision relates to the portion of our headquarters facility that we intended to sublease at prevailing market rates, which were less than the rates that we were obligated to pay under the lease.

In connection with the lease restructuring agreement entered into in April 2003, we recorded a reversal of the remaining balance in the accrual for loss on operating lease of $1.3 million, which was recorded as a reduction to operating expenses during the second fiscal quarter of 2003.

ASSET IMPAIRMENT CHARGE

During the three months ended June 2003, we terminated most of our remaining employees and ceased research and development activities. As a result of these actions, our plant and equipment will no longer be required for ongoing operating activities and we began actively marketing the assets through a third-party asset liquidator. For the three months ended June 30, 2003, we recorded an asset impairment charge of $655,000 to adjust the assets to their fair value less estimated selling costs, as estimated by a third-party asset liquidator. At June 30, 2003 the assets have been classified as held for sale and will no longer be depreciated.

OTHER INCOME (EXPENSE)

Other income (expense) includes the litigation settlement expense and interest income and other, net consisting primarily of income from our cash investments, and to a lesser extent the net gain or loss from foreign currency translation gains and losses, net gains or losses on disposal of property and equipment, and expenses related to our lease financing obligations. Total other income (expense) of $351,000 for the three months ended June 30, 2003 was attributable to the litigation settlement expense of $920,000 for the class action lawsuit, partially offset by interest income and other, net of $569,000. Total other income (expense) was $1.5 million for the comparable period in 2002, which consisted solely of interest income and other, net. The decrease in interest income and other, net is primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances.

Total other income (expense) of $662,000 for the six months ended June 30, 2003 was attributable to interest income and other, net of $1.6 million offset by the litigation settlement expense of $920,000 for the class action lawsuit. Total other income (expense) was $3.1 million for the comparable period in 2002, which consisted solely of interest income and other, net. The decrease in interest income and other, net is primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances. The decrease in interest income and other, net is primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances. In future periods, we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments. In particular, the aggregate dollar value of interest income would be expected to decrease substantially if the special distribution to shareholders is paid.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense (benefit) for the three and six months ended June 30, 2003 was $155,000 and $180,000, respectively. Income tax expense (benefit) for the three and six months ended June 30, 2003 was primarily attributable to minimum state income taxes and state income tax audit adjustments related to previous tax years. Income tax benefit was $91,000 for the three months ended June 30, 2002 and net income tax expense was $14,000 for the six months ended June 30, 2002. Income tax expense (benefit) for the three and six months ended June 30, 2002 was attributable to state and foreign income taxes, offset by a refund of foreign income taxes paid related to our discontinued New Zealand operations.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of June 30, 2003 consisted of $191.5 million in cash and cash equivalents.

During the six months ended June 30, 2003, we used $23.3 million in operating activities, primarily from our net loss of $21.1 million, and to a lesser extent, increases in prepaid expenses and other assets and decreases in other current liabilities and accrued expenses, accounts payable and accrual for loss on operating lease. Non-cash charges consisted principally of the provision for loss on operating lease, litigation settlement expense, asset impairment charge, depreciation expense and amortization of deferred stock compensation.

Net cash provided by investing activities for the six months ended June 30, 2003 was $111.5 million, primarily due to proceeds from sales and maturities of available-for-sale investments of $109.1 million and to a lesser extent a $3.6 million decrease in restricted cash. Under our original operating lease, we were required to maintain a standby letter of credit, which was classified as restricted cash on our consolidated balance sheet. The letter of credit was released as part of the restructured lease during April 2003. These increases were partially offset by purchases of available-for-sale investments in the amount of $1.3 million.

Net cash used by financing activities for the six months ended June 30, 2003 was $126,000, primarily due to purchases of treasury stock totaling $734,000, partially offset by proceeds of $608,000 from stock option exercises. Our purchases of treasury stock were made pursuant to a stock repurchase program approved by the board of directors in October 2001. This program permitted the purchase of up to $15.0 million of our common stock over the subsequent twelve-month period. In October 2002, the stock repurchase program was extended for an additional twelve-month period. As of June 30, 2003, we were authorized under the program to purchase up to an additional $4.4 million of our common stock.

We expect to devote capital and operating resources in future periods completing our currently proposed plan of liquidation and dissolution. On August 6, 2003, the Company’s Board of Directors approved, subject to stockholder ratification at the Annual Meeting of Stockholders to be held at a future date set by our Board of Directors, a special distribution of $2.77 per common share, or approximately $174.6 million in total, or such lesser amount as deemed appropriate by the Board of Directors on the distribution date.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has determined that the requirements of FIN 45 apply to its accrued warranty and standard indemnification clauses contained within its various customer contracts (see Note 11); however the adoption of FIN No. 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2002, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect EITF 00-21 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 will apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The adoption of EITF 02-16 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of FASB Statement No. 149 to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of FASB Statement No. 150 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

If our stockholders vote against the plan of dissolution of Turnstone Systems, it would be very difficult for us to continue our business operations.

If our stockholders do not approve the plan of dissolution and liquidation of Turnstone Systems, Inc. at our 2003 annual meeting of stockholders, we would have to continue our business operations from a difficult position, in light of our announced intent to liquidate and dissolve. We are not actively marketing or selling any of our products, and have generally ceased normal business operations, terminated substantially all of our employees and severed all of our supplier and customer relationships. Prospective employees, suppliers, customers and other third parties may refuse to form relationships or conduct business with us if they do not believe we will continue to operate as a going concern.

The amount of the proposed special cash distribution to stockholders, $2.77 per common share, is only an estimate and is subject to stockholder ratification and subsequent adjustment by our board of directors.

If our stockholders do not ratify the proposed special cash distribution to stockholders of $2.77 per common share at the 2003 annual meeting of stockholders, then we will not make the special distribution. Even if we receive stockholder ratification for the special distribution, our board of directors may determine, prior to the record date for the special distribution, that a distribution of an amount less than $2.77 per common share would be appropriate to increase our remaining cash to satisfy potential liabilities.

We cannot assure you of the exact amount or timing of any distribution to our stockholders under the plan of dissolution.

Assuming we receive stockholder approval to dissolve Turnstone Systems, the liquidation and dissolution process is subject to numerous uncertainties, may fail to create value to our stockholders and may not result in any remaining capital for distribution to our stockholders. The precise nature, amount and timing of any distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, and unexpected or greater than expected expenses. Furthermore, any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation.

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. Our outstanding litigation includes federal securities class action litigation and litigation arising out of our ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for distribution to stockholders.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to stockholders.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution out of the liquidation to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute out of the liquidation meaningful cash, or any cash at all, to our stockholders.

Distribution of assets out of the liquidation, if any, to our stockholders could be delayed.

Although our board of directors has not established a firm timetable for distributions to our stockholders out of the liquidation, the board of directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the litigation matters described elsewhere in this proxy statement. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

If the plan of dissolution is approved by our stockholders, we will file a certificate of dissolution with the State of Delaware dissolving Turnstone Systems. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the certificate of dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create during this three-year period an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution, this means that a stockholder could be required to return all distributions previously made to such stockholder and receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

Our stock transfer books will close on the date we file the Certificate of Dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to publicly trade our stock.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, referred to as the “final record date.” Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome. We intend to file our Annual Report on Form 10-K for the fiscal year ending December 31, 2003. In order to curtail expenses, we also intend to, after filing our Certificate of Dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief.

If we fail to retain the services of certain key personnel, the plan of dissolution may not succeed.

The success of the plan of dissolution depends in large part upon our ability to retain the services of certain of our current officers. The retention of Eric S. Yeaman, our Chief Financial Officer, and Albert Y. Liu, our General Counsel and Director of Human Resources, is particularly important under our current circumstances. Failure to retain these personnel could harm the implementation of the plan of dissolution. If we fail to retain these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all.

Our board of directors may at time turn management of the liquidation of Turnstone Systems over to a third party, and some or all of our directors may resign from our board at that time.

Our board of directors may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and some or all of our directors may resign from our board at that time. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we are deemed to be an investment company, we may be subject to substantial regulation that would cause us to incur additional expenses and reduce the amount of assets available for distribution.

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Securities and Exchange Commission, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations will cause us to incur additional expenses, which will reduce the amount of assets available for distribution to our stockholders.

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

The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of June 30, 2003, our executive officers, directors and principal stockholders and their affiliates owned 29,116,158 shares, or approximately 46.4%, of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or disapproval of any strategic business transactions.

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

An active public market for our common stock may not be sustained in the future. The market for technology stocks has been extremely volatile. In 2002 the per-share closing market price of our common stock on the Nasdaq National Market reached a high of $5.55 and a low of $2.00. The following factors could cause the market price of our common stock to fluctuate significantly from the original purchase prices paid by investors:

•	our announcement that we are seeking stockholder ratification and approval at our 2003 annual meeting of stockholders of the special distribution of up to $2.77 per common share and the plan of complete liquidation and dissolution of Turnstone Systems, Inc.;

•	the generation of negative cash flow by our business for the foreseeable future;

•	announcements about the status of securities class action and shareholder derivative lawsuits against us;

•	release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	changes in market valuations of networking and telecommunications companies; and

•	fluctuations in stock market prices and volumes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2003 and December 31, 2002. This table does not include money market funds because those funds are not subject to market risk.

	MATURING IN THREE MONTHS OR LESS	MATURING BETWEEN THREE MONTHS AND ONE YEAR	MATURING GREATER THAN ONE YEAR	TOTAL
	(in thousands, except for percentages)
AT JUNE 30, 2003
Included in cash and cash equivalents	$9,994	$—	$—	$9,994
Weighted average interest rate	1.19%	—	—	1.19%
Included in short-term investments	$—	$—	$—	$—
Weighted average interest rate	—	—	—	—
Total portfolio	$9,994	$—	$—	$9,994
Weighted average interest rate	1.19%	—	—	1.19%
AT DECEMBER 31, 2002
Included in cash and cash equivalents	$79,456	$—	$—	$79,456
Weighted average interest rate	1.45%	—	—	1.45%
Included in short-term investments	$15,001	$45,950	$—	$60,951
Weighted average interest rate	3.70%	1.99%	—	2.41%
Included in long-term investments	$—	$—	$47,301	$47,301
Weighted average interest rate	—	—	2.88%	2.88%
Total portfolio	$94,457	$45,950	$47,301	$187,708
Weighted average interest rate	1.81%	1.99%	2.88%	2.13%

EXCHANGE RATE SENSITIVITY

Currencies held in other than the U.S. dollar in our subsidiaries have been insignificant. As such, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our significant personnel reductions in January 2003 and April 2003 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 10, 2003, plaintiff filed a Second Amended Complaint (“SAC”) against us, certain of our current officers and directors, and the underwriters of our September 21, 2000 secondary offering of stock alleging that we and the other defendants made false and misleading statements in connection with our secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933. We filed our answer to the SAC on June 13, 2003. On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of this class action lawsuit. The suit was settled for $7.0 million, of which insurance for our directors and officers will pay approximately $6.1 million and we will contribute approximately $0.9 million in cash. While we continue to deny any wrongdoing or violation of securities laws, we believe the settlement is in our and our stockholders’ best interest to avoid the distraction and expense of continued litigation. The settlement is conditioned upon, among other things, notice to our stockholders of the settlement and final approval by the United States District Court.

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

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as our secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against the Company. Limited discovery is currently underway. A proposal has been made for the settlement and release of claims against the issuer defendants, including Turnstone. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of the Company’s former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to the Company in the aggregate amount of $3,522,714.85. The Company filed its answer on September 10, 2002. Limited discovery is currently underway.

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

On July 31, 2003, we and Carl Hubbard, Vice President, Engineering, agreed to terminate his full-time employment with us. Concurrently, we and Mr. Hubbard entered into a consulting agreement whereby Mr. Hubbard will provide us with engineering consulting services, as requested by us from time to time. A copy of Mr. Hubbard’s consulting agreement is filed as Exhibit 10.15 herewith.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by the Company’s Audit Committee to be performed by the Company’s external auditor in the three months ended June 30, 2003. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The non-audit services performed by the Company’s external auditor during the three months ended June 30, 2003 were each approved by the Audit Committee. During the six months ended June 30, 2003, the Audit Committee approved engagements of KPMG LLP, the Company’s external auditor, for the following non-audit services: preparation of federal and state income tax returns; tax consultation services related to state tax audits; and tax consultation services associated with the Company’s exploration and evaluation of strategic alternatives.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems
3.2(1)	Amended and Restated Bylaws of Turnstone Systems
4.1(1)	Form of Common Stock certificate
4.2(1)	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999
4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley
10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers
10.2(1)	1998 Stock Plan and forms of agreement thereunder
10.3(3)	Amended and Restated 2000 Stock Plan
10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder
10.5(4)	Amended and Restated 2000 Employee Stock Purchase Plan
10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation
10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999
10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates
10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel
10.12(6)	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003
10.13(7)	First Amendment to Lease Agreement, dated as of April 7, 2003, between Turnstone Systems, Inc. and BRE/San Tomas I L.L.C.
10.14(8)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie
10.15	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of Sarbanes-Oxley Act
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(3)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(4)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(5)	Confidential treatment requested as to certain portions. This exhibit is incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(6)	Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2003 with the Securities and Exchange Commission.

(7)	Incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(8)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(b)    (i)    The Company filed a report on Form 8-K on April 14, 2003, in Item 9 and Item 12 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date announcing the Company’s financial results for the fiscal quarter ended March 31, 2003. A copy of the press release was filed as Exhibit 99.1 thereto.

(ii)    The Company filed a report on Form 8-K on April 24, 2003, in Item 5 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date. A copy of the press release was filed as Exhibit 99.1 thereto.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date:	August 11, 2003	By:	/S/ RICHARD N. TINSLEY
Richard N. Tinsley President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2003	By:	/S/ ERIC S. YEAMAN
Eric S. Yeaman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems
3.2(1)	Amended and Restated Bylaws of Turnstone Systems
4.1(1)	Form of Common Stock certificate
4.2(1)	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999
4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley
10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers
10.2(1)	1998 Stock Plan and forms of agreement thereunder
10.3(3)	Amended and Restated 2000 Stock Plan
10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder
10.5(4)	Amended and Restated 2000 Employee Stock Purchase Plan
10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation
10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999
10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates
10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel
10.12(6)	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003
10.13(7)	First Amendment to Lease Agreement, dated as of April 7, 2003, between Turnstone Systems, Inc. and BRE/San Tomas I L.L.C.
10.14(8)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie
10.15	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of Sarbanes-Oxley Act
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(3)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(4)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(5)	Confidential treatment requested as to certain portions. This exhibit is incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(6)	Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2003 with the Securities and Exchange Commission.

(7)	Incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(8)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.