Form 10-Q
period 2003-09-30
TURNSTONE SYSTEMS INC
filed 2003-11-04
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 63,117,133 shares of the Registrant’s common stock, par value $0.001, outstanding on September 30, 2003.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$187,970	$103,358
Short-term investments	—	60,951
Accounts receivable, net	—	314
Prepaid expenses and other current assets	3,226	767

Total current assets	191,196	165,390

Long-term investments	—	47,301
Restricted cash	—	3,639
Property and equipment, net	—	1,495
Assets held for sale	81	—

Total assets	$191,277	$217,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37	$621
Accrued compensation and benefits	343	784
Other current liabilities and accrued expenses	605	2,644
Deferred revenue	6	154

Total current liabilities	991	4,203

Other long-term liabilities	—	675

Total liabilities	991	4,878

Stockholders’ equity:
Convertible preferred stock, $.001 stated value, 5,000 shares authorized; none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $.001 stated value, 200,000 shares authorized; 66,538 and 65,884 shares issued at September 30, 2003 and December 31, 2002, respectively	67	66
Treasury stock, at cost; 3,421 and 3,128 shares at September 30, 2003 and December 31, 2002, respectively	(10,630)	(9,896)
Additional paid-in capital	312,109	311,498
Deferred stock compensation	(14)	(425)
Accumulated other comprehensive income	—	424
Accumulated deficit	(111,246)	(88,720)

Total stockholders’ equity	190,286	212,947

Total liabilities and stockholders’ equity	$191,277	$217,825

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THE THREE MONTHS ENDED SEPTEMBER 30,		THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net revenues:
Product revenue	$44	$707	$586	$1,565
Service revenue	8	351	152	1,129
Sales returns reserve adjustment	—	—	—	167

Total net revenues	52	1,058	738	2,861
Cost of revenues:
Cost of product revenue	17	388	20	855
Cost of service revenue	—	91	—	277
Write-down of inventory	—	75	—	75

Total cost of revenues	17	554	20	1,207
Gross profit	35	504	718	1,654

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $0 and $184 for the three months ended September 30, 2003 and 2002 and $65 and $745 for the nine months ended September 30, 2003 and 2002, respectively)	—	3,947	5,733	11,062
Sales and marketing (exclusive of non-cash compensation expense of $0 and $104 for the three months ended September 30, 2003 and 2002 and $19 and $416 for the nine months ended September 30, 2003 and 2002, respectively)	—	1,866	1,562	6,183
General and administrative (exclusive of non-cash compensation expense of $22 and $137 for the three months ended September 30, 2003 and 2002 and $108 and $549 for the nine months ended September 30, 2003 and 2002, respectively)	1,849	640	5,917	2,100
Amortization of deferred stock compensation	22	425	192	1,710
Lease termination penalty, net	—	—	11,377	—
Reversal of provision for loss on operating lease	—	—	(1,276)	—
Asset impairment charge	—	—	655	—

Total operating expenses	1,871	6,878	24,160	21,055

Operating loss	(1,836)	(6,374)	(23,442)	(19,401)
Other income (expense)
Litigation settlement	—	—	(920)	—
Interest income and other, net	463	1,507	2,045	4,596

Total other income	463	1,507	1,125	4,596

Loss before income tax	(1,373)	(4,867)	(22,317)	(14,805)
Income tax expense	29	64	209	78

Net loss	$(1,402)	$(4,931)	$(22,526)	$(14,883)

Basic net loss per share of common stock	$(.02)	$(.08)	$(.36)	$(.24)

Diluted net loss per share of common stock	$(.02)	$(.08)	$(.36)	$(.24)

Weighted-average shares of common stock outstanding used in computing basic net loss per share	63,057	62,736	62,912	63,188

Weighted-average shares of common stock outstanding used in computing diluted net loss per share	63,057	62,736	62,912	63,188

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Operating activities
Net loss	$(22,526)	$(14,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charge	655	—
Depreciation	418	1,376
Stock compensation expense	209	1,711
Provision for doubtful accounts and sales returns	(5)	(664)
Loss on disposal of property and equipment	31	—
Effect of changes in foreign currency	(34)	(113)
Changes in assets and liabilities:
Accounts receivable	319	933
Inventory	—	412
Prepaid expenses and other assets	(2,454)	501
Accounts payable	(589)	52
Accrued compensation and benefits	(441)	(18)
Other current liabilities and accrued expenses	(2,039)	(1,562)
Other long-term liabilities	(675)	(68)
Deferred revenue	(148)	218

Net cash used in operating activities	(27,279)	(12,105)
Investing activities
Acquisition of property and equipment	—	(153)
Proceeds from disposal of property and equipment	310	11
Purchases of available-for-sale investments, net	(1,250)	(148,576)
Proceeds from sales and maturities of available-for-sale investments	109,078	182,363
Decrease in restricted cash	3,639	—

Net cash provided by investing activities	111,777	33,645
Financing activities
Net proceeds from issuance of common stock	814	236
Purchases of treasury stock	(734)	(4,392)
Principal payments of capital lease obligations	—	(41)

Net cash provided (used) by financing activities	80	(4,197)
Effect of exchange rate changes on cash and cash equivalents	34	100
Net increase in cash and cash equivalents	84,612	17,443
Cash and cash equivalents at beginning of period	103,358	92,633

Cash and cash equivalents at end of period	$187,970	$110,076

Supplemental disclosures of cash flow information:
Cash paid for income tax	$254	$175
Deferred stock compensation	$219	$45

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

On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of a class action suit that was brought against the Company, certain of its officers and directors and its underwriters on behalf of persons who purchased common stock issued pursuant to the Company’s secondary stock offering in September 2000. The suit was settled for $7.0 million, of which insurance for the Company’s directors and officers paid approximately $6.1 million and the Company contributed approximately $0.9 million in cash during September 2003. On October 9, 2003, the court granted final approval of the settlement and dismissed all claims against all defendants in the suit without any admission of liability by any party.

On August 6, 2003, the Company’s board of directors approved, subject to stockholder ratification at the Company’s 2003 Annual Meeting of Stockholders, a special cash distribution to stockholders of $2.77 per common share or such lesser amount as the board of directors may later determine to be appropriate. If the special distribution is ratified, the Company’s board of directors plans to set a record date and payment date for the special distribution and fix the actual amount of the special distribution. The board of directors also approved, subject to stockholder approval at the Company’s 2003 Annual Meeting of Stockholders scheduled for November 11, 2003, the Company’s liquidation and dissolution pursuant to a plan of complete liquidation and dissolution of Turnstone Systems, Inc. If the plan of dissolution is approved, the Company will file a certificate of dissolution of Turnstone Systems, Inc. with the Delaware Secretary of State, complete the liquidation of the Company’s remaining assets, satisfy the Company’s remaining obligations and make distributions to the Company’s stockholders of available liquidation proceeds.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the Company’s financial position at September 30, 2003 and December 31, 2002, its operating results for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K and filed with the SEC on March 18, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements as of that date.

The interim financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. On August 6, 2003, the Company’s Board of Directors approved a plan of complete dissolution and liquidation, subject to approval by our stockholders at the Annual Meeting of Stockholders scheduled to be held on November 11, 2003. The Company’s stockholders have not as of yet voted on the plan of dissolution and liquidation, which is required under Delaware law, and therefore the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. If the plan of dissolution and liquidation is approved by the Company’s stockholders, the Company would present all financial activities using the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if the amount can be reasonably estimated. If the Company’s financial statements were presented under the liquidation basis of accounting as of September 30, 2003, total assets would be reduced from $191.3 million, to approximately $188.2 million, primarily due to a write down of prepaid expenses and other assets.

3.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2003 consisted primarily of money market funds. Cash equivalents at December 31, 2002 consisted primarily of U.S., state and municipal government obligations, corporate debt securities and money market funds.

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

SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123, amended the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS No. 123 is as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss – as reported	$(1,402)	$(4,931)	$(22,526)	$(14,883)
Add: Stock-based employee compensation expense included in the reported net loss, net of related tax effects	22	425	192	1,710
Deduct: Stock-based employee compensation recovery (expense) using the fair value based method, net of related tax effects	2,537	(4,418)	13,091	(15,105)

Pro forma net income (loss)	$1,157	$(8,924)	$(9,243)	$(28,278)

Basic net income (loss) per share
As reported	$(0.02)	$(0.08)	$(0.36)	$(0.24)

Pro forma	$0.02	$(0.14)	$(0.15)	$(0.45)

Diluted net income (loss) per share
As reported	$(0.02)	$(0.08)	$(0.36)	$(0.24)

Pro forma	$0.02	$(0.14)	$(0.15)	$(0.45)

During the three and nine months ended September 30, 2003, adjustments to eliminate compensation cost previously recognized for options that were subsequently forfeited due to employee terminations exceeded compensation cost recognized during that same period resulting in a net recovery of stock-based compensation expense.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In November 2002, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue 02-16 apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The adoption of EITF Issue 02-16 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,402)	$(4,931)	$(22,526)	$(14,883)

Basic and diluted:
Weighted average shares of common stock outstanding	63,060	63,429	62,935	63,995
Less: Weighted average shares subject to repurchase	(3)	(693)	(23)	(807)

Weighted average shares used in computing basic and diluted net loss per common share	63,057	62,736	62,912	63,188

Basic and diluted net loss per common share	$(.02)	$(.08)	$(.36)	$(.24)

Options to purchase 2,744,000 shares of common stock have been excluded from the computation of diluted net loss per share as of September 30, 2003, as their effect would have been antidilutive. Options to purchase 10,074,000 shares of common stock and 648,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of September 30, 2002, as their effect would have been antidilutive.

5.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,402)	$(4,931)	$(22,526)	$(14,883)
Change in net unrealized gain on available-for-sale investments, net	—	(104)	(424)	(347)

Total comprehensive loss	$(1,402)	$(5,035)	$(22,950)	$(15,230)

6.	Segment Information

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

For the three months ended September 30, 2003 and 2002, approximately 87.0% and 58.0%, respectively, of revenues were derived from sales to customers located outside the United States. For the nine months ended September 30, 2003 and 2002, approximately 64.1% and 46.6%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three and nine months ended September 30, 2003 and 2002 were substantially from sales of loop management products. Service revenues for the three and nine months ended September 30, 2003 and 2002 were derived primarily from the Company’s maintenance programs for loop management products.

7.	Assets Held for Sale

In April 2003, the Company terminated most of its remaining employees and ceased its research and development activities. As a result of these actions, the Company’s property and equipment were no longer required for ongoing operating activities and the Company began actively marketing the assets through a third-party asset liquidator. The Company recorded a $655,000 asset impairment charge during the three months ended June 30, 2003 in order to state the assets at their fair value less estimated selling costs, as estimated by a third-party asset liquidator. At September 30, 2003 the assets are classified as held for sale. A reconciliation of the changes in assets held for sale for the three months ended September 30, 2003 follows (in thousands):

Total
Balance at June 30, 2003	$373
Cash proceeds from sale of assets	(292)

Balance at September 30, 2003	$81

8.	Other Current Liabilities and Accrued Expenses

Other current liabilities and accrued expenses consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Litigation settlement	$24	$—
Income tax payable	28	55
Deferred rent	—	1,318
Accrued legal	283	63
Accrual for loss on operating lease	—	901
Accrued warranty	10	11
Other	260	296

Total	$605	$2,644

9.	Restructuring and Related Costs

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

During the three months ended September 30, 2003, the Company terminated 5 employees, leaving only two employees as of September 30, 2003. Associated with these actions, the Company recorded severance-related charges of approximately $146,000 for the three months ended September 30, 2003. Additionally, the Company made retention bonus payments to the terminated employees of approximately $366,000 during the three months ended September 30, 2003, of which approximately $292,000 had been accrued as of June 30, 2003. Restructuring and related costs consisted of the following (in thousands):

	Severance and related costs	Retention bonus	Total
Costs incurred during the three months ended March 31, 2003	$367	$816	$1,183
Cash payments	(367)	—	(367)

Balance at March 31, 2003	—	816	816

Costs incurred during the three months ended June 30, 2003	434	453	887
Cash payments	(434)	(790)	(1,224)

Balance at June 30, 2003	—	479	479

Costs incurred during the three months ended September 30, 2003	146	169	315
Cash payments	(146)	(391)	(537)

Balance at September 30, 2003	$—	$257	$257

Accrued retention bonus is included in accrued compensation and benefits as of September 30, 2003.

In October, the retention agreements for the Company’s two remaining employees expired and the Company paid the earned retention bonuses to these employees. Concurrently, the Company entered into an employment agreement with the two remaining employees which provides that in the event the Company terminates the employees without cause, the employees will be entitled to receive a severance payment equal to six months annual base salary.

10.	Leases

In April 2003, the Company entered into an agreement, effective May 1, 2003, that restructured the operating lease associated with its headquarters facility that previously expired June 2010.

Pursuant to the agreement, the Company made a payment of $14.2 million, which included prepayment of rent through December 31, 2003, for approximately 31,000 square feet of the headquarters facility and a charge to terminate the remainder of the original lease commitment. A lease termination penalty of $11.4 million is included in operating expenses for the nine months ended September 30, 2003. Pursuant to the restructured operating lease, the Company is obligated to pay a proportional share of the facility’s operating expenses. Other than this restructured lease, the Company has no other material facilities lease commitments as of September 30, 2003.

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

11.	Warranty Obligations and Other Guarantees

For products sold on or after May 1, 2003, the Company provided no warranty coverage. For products sold prior to May 1, 2003, the Company provided limited warranties on certain of its products for periods of up to one year. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements. The Company has adequate supply of products on hand, which have previously been written down to zero value, to fulfill estimated warranty obligations. As such, the warranty reserve at September 30, 2003 is minimal. A reconciliation of the changes in accrued warranty for the nine months ended September 30, 2003 follows (in thousands):

	Accrued Warranty as of December 31, 2002	Payments made under warranty program	Product warranties issued	Deductions for change in estimates	Accrued Warranty as of September 30, 2003
Warranty accrual	$11	$—	$—	$1	$10

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

All five cases were consolidated on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed a single amended complaint on September 13, 2002. The Company filed a motion to dismiss the amended complaint on October 8, 2002. On February 7, 2003, the court issued an order denying in part and granting in part, with leave to amend, the Company’s motion to dismiss. On March 10, 2003, plaintiff filed a Second Amended Complaint (“SAC”) against the Company, certain of its current officers and directors, and the underwriters of the Company’s September 21, 2000 secondary offering of stock alleging that the defendants made false and misleading statements in connection with the Company’s secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed an answer to the SAC on June 13, 2003. On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of this class action lawsuit. The suit was settled for $7.0 million, of which insurance for the Company’s directors and officers paid approximately $6.1 million and the Company contributed approximately $0.9 million in cash during September 2003. On October 9, 2003, the court granted final approval of the settlement and dismissed all claims against all defendants in the suit without any admission of liability by any party.

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

Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance, or the financial impact with respect to these matters as of September 30, 2003. However, management believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of the Company’s former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to the Company in the aggregate amount of $3,522,715. The Company filed its answer on September 10, 2002. Limited discovery is currently under way.

This matter is subject to many uncertainties and the outcome is not predictable with assurance. Consequently, management is unable to estimate the ultimate aggregate amount of monetary liability or the financial impact with respect to this matter as of September 30, 2003. However, management believes that the final resolution of this matter will not have a material adverse impact upon the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting the Company’s expectations, beliefs, intentions and strategies regarding the Company’s future and the future of its business operations, including, without limitation, statements regarding anticipated headcount reductions, estimated payments to affected employees, estimated impairment charges, proposed litigation settlements, the currently proposed liquidation and dissolution, exploration of possible strategic alternatives, business outlook or expected performance or developments constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors Affecting Future Results,” on pp. 19 to 20, and 28 to 32, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of a purported class action suit that was brought against us, certain of our officers and directors and the underwriters on behalf of persons who purchased common stock issued pursuant to our secondary stock offering in September 2000. The suit was settled for $7.0 million, of which insurance for our directors and officers paid approximately $6.1 million and we contributed approximately $0.9 million in cash during September 2003. On October 9, 2003, the court granted final approval of the settlement and dismissed all claims against all defendants in the suit without any admission of liability by any party.

On August 6, 2003, our board of directors approved, subject to stockholder ratification at our 2003 Annual Meeting of Stockholders, a special cash distribution to stockholders of $2.77 per common share or such lesser amount as the board of directors may determine to be appropriate. If the special distribution is ratified, our board of directors plans to set a record date and payment date for the special distribution and will fix the actual amount of the special distribution. The board of directors also approved, subject to stockholder approval at our 2003 Annual Meeting of Stockholders, our liquidation and dissolution pursuant to a plan of complete liquidation and dissolution of Turnstone Systems, Inc. If the plan of dissolution is approved, we will file a certificate to dissolve Turnstone Systems with the Delaware Secretary of State, complete the liquidation of our remaining assets, satisfy our remaining obligations and make distributions to our stockholders of available liquidation proceeds. Our 2003 Annual Meeting of Stockholders is scheduled for November 11, 2003.

As of September 30, 2003, we had only two remaining employees.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

Product revenue decreased to $44,000 for the quarter ended September 30, 2003 from $707,000 for the comparable quarter in 2002. Product revenue decreased to $586,000 for the nine months ended September 30, 2003 from $1.6 million for the comparable period in 2002. Service revenue for the three months ended September 30, 2003 was $8,000 compared to $351,000 for the comparable quarter in 2002. Service revenue decreased to $152,000 for the nine months ended September 30, 2003 from $1.1 million for the comparable period in 2002. Decreases in product and service revenues are primarily attributable to reduced direct sales efforts related to them.

Sales returns reserve adjustment of $167,000 for the nine months ended September 30, 2002 represents a reduction in the sales returns reserve based on revised estimates of potential product returns.

Revenue from international customers totaled 87% of our net revenues for the three months ended September 30, 2003 compared to 58% for the comparable period in 2002. For the nine months ended September 30, 2003 and 2002, approximately 64% and 47%, respectively, of revenues were derived from sales to customers located outside the United States.

Our revenue to date has been recognized from a small number of customers. For the three months ended September 30, 2003 and 2002, two customers and four customers, respectively, each contributed greater than 10% of total revenues, for combined totals of 84% and 70%, respectively. For the nine months ended September 30, 2003 and 2002, one customer and two customers, respectively, each contributed greater than 10% of total revenues, for combined totals of 56% and 46% of total revenues, respectively.

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

Cost of product revenue decreased to $17,000, or 38% of product revenue, for the quarter ended September 30, 2003 from $388,000 or 55% of product revenue for the comparable period of 2002. Cost of product revenue decreased to $20,000 for the nine months ended September 30, 2003 from $855,000 in the comparable period in 2002. During the three and nine months ended September 30, 2003, we utilized written-down inventory to fulfill customer demand, incurring only minimal rework costs, resulting in a decrease of cost of product revenue as a percentage of product revenue. We had previously written inventory down in its entirety due to our decreased sales and marketing efforts associated with these products and the lack of estimated future demand. We have generally ceased all direct sales and marketing efforts related to our products, and do not expect material revenues from them in the future. We may experience limited demand from existing customers who desire to purchase additional product before such products become unavailable. Any such demand will generally be fulfilled from existing quantities of written-off inventory and we would expect cost of product revenue to remain low as a percentage of product revenue.

Cost of service revenue for the quarter ended September 30, 2003 was zero compared to $91,000 for the three months ended September 30, 2002. Cost of service revenue decreased to zero for the nine months ended September 30, 2003 from $277,000 in the comparable period in 2002. This decrease was attributable to headcount reductions in our customer support organization that were made during January 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses, net of non-cash compensation expense, consist primarily of salaries and related personnel expenses, retention bonuses, severance costs, fees paid to consultants and outside service providers, and material costs related to the design, development, testing and enhancement of our products. Non-cash compensation expense for the three months ended September 30, 2003 was zero, compared to $184,000 for the comparable period in 2002. Non-cash compensation expense for the nine months ended September 30, 2003 was $65,000, compared to $745,000 for the comparable period in 2002.

Research and development expenses decreased to zero for the three months ended September 30, 2003, from $3.9 million in the comparable period in 2002. This decrease is attributable to our April 2003 termination of all research and development personnel and the discontinuation of all research and development activities. Research and development expenses decreased to $5.7 million for the nine months ended September 30, 2003 from $11.1 million in the comparable period in 2002. This decrease is primarily attributable to a decrease in the number of research and development personnel in 2003 compared to 2002, a decrease in materials costs as a result of reduced research and development activities related to our next generation copper automation products for incumbent local exchange carriers and a decrease in depreciation expense related to assets that have been reclassified as held for sale.

We not expect to conduct research and development activities in the future and do not expect to incur research and development expenses.

SALES AND MARKETING

Sales and marketing expenses, net of non-cash compensation expense, consist primarily of salaries, retention bonuses, commissions, severance and related expenses for personnel engaged in sales, marketing, and customer support activities, as well as trade shows and promotional expenses. Non-cash compensation expense for the three months ended September 30, 2003 was zero compared to $104,000 for the comparable period in 2002. Non-cash compensation expense for the nine months ended September 30, 2003 was $19,000, compared to $416,000 for the comparable period in 2002.

Sales and marketing expenses decreased to zero for the three months ended September 30, 2003 from $1.9 million in the comparable period of 2002. The decrease is attributable to our April 2003 termination of all sales and marketing personnel and the discontinuance of all sales and marketing activities. Sales and marketing expenses decreased to $1.6 million for the nine months ended September 30, 2003 from $6.2 million in the comparable period in 2002. This decrease is primarily due to a decrease in the number of sales, sales support and marketing personnel domestically and internationally in 2003 compared to 2002.

We do not expect to conduct sales and marketing activities in the future and do not expect to incur sales and marketing expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, net of non-cash compensation expense, consist primarily of salaries, retention bonuses, severance and related expenses for executive, finance and administrative personnel, financial advisory fees, legal fees, and other general corporate expenses. Non-cash compensation expense for the three months ended September 30, 2003 was $22,000 compared to $137,000 for the comparable period in 2002. Non-cash compensation expense for the nine months ended September 30, 2003 was $108,000, compared to $549,000 for the comparable period in 2002.

General and administrative expenses increased to $1.8 million for the three months ended September 30, 2003 from $640,000 in the comparable period in 2002. General and administrative expenses increased to $5.9 million for the nine months ended September 30, 2003 from $2.1 million in the comparable period in 2002. These increases are primarily attributable to, retention bonuses earned pursuant to agreements entered into in January 2003, severance payments made to general and administrative personnel terminated during the first nine months of 2003, and financial advisory and legal fees related to the exploration of strategic alternatives.

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

AMORTIZATION OF DEFERRED STOCK COMPENSATION

As of September 30, 2003, deferred stock compensation totaled $14,000. We amortized deferred stock compensation of approximately $22,000 in the three months ended September 30, 2003 compared to $425,000 in the comparable period in 2002. Amortization of deferred stock compensation was $192,000 for the nine months ended September 30, 2003 and $1.7 million for the comparable period in 2002.

LEASE TERMINATION PENALTY, NET

In April 2003, we entered into an agreement, effective May 1, 2003, that restructured the operating lease associated with our headquarters facility. Pursuant to the agreement, we made a payment of $14.2 million, which included prepayment of rent through December 31, 2003, for approximately 31,000 square feet of the headquarters facility and a charge to terminate the remainder of the original lease commitment. The lease termination penalty of $11.4 million was offset by the reduction in the accrual for deferred rent of $1.4 million.

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

ASSET IMPAIRMENT CHARGE

During the three months ended June 2003, we terminated most of our remaining employees and ceased research and development activities. As a result of these actions, our plant and equipment were no longer required for ongoing operating activities and we began actively marketing the assets through a third-party asset liquidator. For the three months ended June 30, 2003, we recorded an asset impairment charge of $655,000 to adjust the assets to their fair value less estimated selling costs, as estimated by a third-party asset liquidator. At September 30, 2003 the assets are classified as held for sale and are no longer depreciated.

OTHER INCOME (EXPENSE)

Other income (expense) includes litigation settlement expense and interest income and other, net consisting primarily of income from our cash investments, and to a lesser extent the net gain or loss from foreign currency translation gains and losses, net gains or losses on disposal of property and equipment, and expenses related to our lease financing obligations. Total other income (expense) of $463,000 for the three months ended September 30, 2003 consisted primarily of interest income and other, net attributable to income from our cash investments. Total other income (expense) was $1.5 million for the comparable period in 2002, which consisted solely of interest income and other, net primarily attributable to income from our cash investments. The decrease in interest income and other, net is primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances.

Total other income (expense) of $1.1 million for the nine months ended September 30, 2003 was attributable to interest income and other, net of $2.0 million offset by the class action litigation settlement expense of $920,000. Total other income (expense) was $4.6 million for the comparable period in 2002, which consisted solely of interest income and other, net. The decrease in interest income and other, net is primarily due to lower average rate of returns on our investments as well as lower total cash and investment balances. In future periods, we expect interest income and other, net to vary depending upon changes in interest rates and the amount and mix of interest-bearing investments. In particular, the aggregate dollar value of interest income would be expected to decrease substantially if the special distribution to shareholders is paid.

INCOME TAX EXPENSE

Income tax expense of $29,000 for the three months ended September 30, 2003 and $64,000 for the comparable period in 2002 was primarily attributable to state and foreign income tax. Income tax increased to $209,000 for the nine months ended September 30, 2003 from $78,000 in the comparable period of 2002 primarily due to state income tax audit adjustments paid during 2003 related to previous tax years.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of September 30, 2003 consisted of $188.0 million in cash and cash equivalents.

During the nine months ended September 30, 2003, we used $27.3 million in operating activities, primarily from our net loss of $22.5 million, and to a lesser extent, increases in prepaid expenses and other assets and decreases in other current liabilities and accrued expenses, accounts payable, other long-term liabilities and accrued compensation and benefits. Non-cash charges consisted principally of an asset impairment charge, depreciation expense and amortization of deferred stock compensation.

Net cash provided by investing activities for the nine months ended September 30, 2003 was $111.8 million, primarily due to proceeds from sales and maturities of available-for-sale investments of $109.1 million and to a lesser extent a $3.6 million decrease in restricted cash. Under our original operating lease, we were required to maintain a standby letter of credit, which was classified as restricted cash on our consolidated balance sheet. The letter of credit was released as part of the restructured lease during April 2003. These increases were partially offset by purchases of available-for-sale investments in the amount of $1.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $80,000, primarily due to proceeds of $814,000 from stock option exercises, partially offset by purchases of treasury stock totaling $734,000. Our purchases of treasury stock were made pursuant to a stock repurchase program approved by the board of directors in October 2001. This program permitted the purchase of up to $15.0 million of our common stock over the subsequent twelve-month period. In October 2002, the stock repurchase program was extended for an additional twelve-month period. We do not expect to purchase additional shares of our common stock under this program.

We expect to devote capital and operating resources in future periods to complete our currently proposed plan of liquidation and dissolution. On August 6, 2003, the Company’s Board of Directors approved, subject to stockholder ratification at the Annual Meeting of Stockholders to be held on November 11, 2003, a special distribution of $2.77 per common share, or approximately $174.8 million in total, or such lesser amount as deemed appropriate by the Board of Directors on the distribution date.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In November 2002, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 02-16, Accounting by a Customer (Including a

Reseller) for Certain Consideration Received from a Vendor. EITF Issue 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue 02-16 apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. The adoption of EITF Issue 02-16 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. Our outstanding litigation includes federal securities class action litigation and litigation arising out of our ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. In particular, we have reached a tentative settlement of the federal securities class action lawsuit related to our initial public offering that we believe will not require any contribution from us. The proposed settlement is still subject to a number of conditions, including final court approval. Plaintiffs in the class action lawsuit have claimed damages in the hundreds of millions of dollars. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for distribution to stockholders.

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

Although our board of directors has not established a firm timetable for distributions to our stockholders out of the liquidation, the board of directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the settlement of any outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

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

The success of the plan of dissolution depends in large part upon our ability to retain the services of certain of our current officers. The retention of Eric S. Yeaman, our Chief Executive Officer and Chief Financial Officer, and Albert Y. Liu, our General Counsel and Director of Human Resources, is particularly important under our current circumstances. Failure to retain these personnel could harm the implementation of the plan of dissolution. If we fail to retain these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all.

Our board of directors may at any time turn management of the liquidation of Turnstone Systems over to a third party, and some or all of our directors may resign from our board at that time.

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

Our common stock may be delisted from the Nasdaq Stock Market prior to the final record date if we are unable to meet Nasdaq’s requirements for continued listing.

If our stockholders approve the plan of dissolution, we intend to set a final record date and close our stock transfer books and delist our stock from Nasdaq on that date, after which trading in our common stock will cease. In the interim, we intend to continue to list our common stock on Nasdaq. In order to be eligible for continued listing, we must, among other things, meet certain minimum requirements with respect to net tangible assets, market value of our securities held by non-affiliates and minimum bid prices per share, and must also maintain an operating business. As a result of the cessation of our operations and the anticipated decrease in our assets that will result from the special distribution, Nasdaq may take action to delist our common stock prior to the final record date. Trading, if any, in our common stock would thereafter be conducted in the over-the-counter market or on the NASD’s electronic bulletin board, which could adversely affect the ability of our stockholders to sell their shares of our common stock.

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

The concentration of ownership of our common stock by existing stockholders could delay or prevent a change in our control or discourage a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to fall or prevent our stockholders from realizing a premium in the market price associated with an acquisition. As of September 30, 2003, our executive officers, directors and principal stockholders and their affiliates owned 29,107,576 shares, or approximately 46.2%, of the outstanding shares of common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval or disapproval of any strategic business transactions.

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

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002. This table does not include money market funds because those funds are not subject to market risk. At September 30, 2003, the company held its entire portfolio in money market funds.

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

Our significant personnel reductions during 2003 have affected the overall control environment. As of September 30, 2003, there are only two remaining employees. One employee, Eric S. Yeaman, is the Chief Executive Officer and Chief Financial Officer. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

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

On March 10, 2003, plaintiff filed a Second Amended Complaint (“SAC”) against us, certain of our current officers and directors, and the underwriters of our September 21, 2000 secondary offering of stock alleging that we and the other defendants made false and misleading statements in connection with our secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933. We filed our answer to the SAC on June 13, 2003. On July 25, 2003, the U.S. District

Court for the Northern District of California preliminarily approved a settlement of this class action lawsuit. The suit was settled for $7.0 million, of which insurance for our directors and officers paid approximately $6.1 million and we contributed approximately $0.9 million in cash during September 2003. On October 9, 2003, the court granted final approval of the settlement and dismissed all claims against all defendants in the suit without any admission of liability by any party.

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

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by the Company’s Audit Committee to be performed by the Company’s external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The non-audit services performed by the Company’s external auditor during the three months ended September 30, 2003 were each approved by the Audit Committee. The Audit Committee has approved the engagement of KPMG LLP, the Company’s external auditor in 2003, for the following non-audit services: preparation of federal and state income tax returns; tax consultation services related to state tax audits; and tax consultation services associated with the Company’s exploration and evaluation of strategic alternatives.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(1)	Amended and Restated Bylaws of Turnstone Systems

4.1(1)	Form of Common Stock certificate

4.2(1)	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2(1)	1998 Stock Plan and forms of agreement thereunder

10.3(3)	Amended and Restated 2000 Stock Plan

10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5(4)	Amended and Restated 2000 Employee Stock Purchase Plan

10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel

10.12(6)	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003

10.13(7)	First Amendment to Lease Agreement, dated as of April 7, 2003, between Turnstone Systems, Inc. and BRE/San Tomas I L.L.C.

10.14(8)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

10.15(9)	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard

10.16(10)	Consulting Agreement, dated as of August 31, 2003, between Turnstone Systems, Inc. and Richard N. Tinsley

10.17(11)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Albert Y. Liu

10.18(12)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(3)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(4)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(5)	Confidential treatment requested as to certain portions. This exhibit is incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(6)	Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2003 with the Securities and Exchange Commission.

(7)	Incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(8)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(9)	Incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on August 11, 2003 with the Securities and Exchange Commission.

(10)	Incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on September 2, 2003 with the Securities and Exchange Commission.

(11)	Incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.

(12)	Incorporated herein by reference to Exhibit 10.18 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.

(b)	(i) The Company filed a report on Form 8-K on July 29, 2003, in Item 7 and Item 12 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date announcing the Company’s financial results for the fiscal quarter ended June 30, 2003. A copy of the press release was filed as Exhibit 99.1 thereto.

(ii) The Company filed a report on Form 8-K on August 7, 2003, in Item 5 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date. A copy of the press release was filed as Exhibit 99.1 thereto.

(iii) The Company filed a report on Form 8-K on September 2, 2003, in Item 5 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date. A copy of the press release was filed as Exhibit 99.1 thereto.

(iv) The Company filed a report on Form 8-K on September 16, 2003, in Item 5 of which the Company incorporated by reference a consulting agreement, dated as of August 31, 2003, between the Company and Richard N. Tinsley. A copy of the consulting agreement was filed as Exhibit 10.16 thereto.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date: November 4, 2003	By:	/s/ Eric S. Yeaman

Eric S. Yeaman Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(1)	Amended and Restated Bylaws of Turnstone Systems

4.1(1)	Form of Common Stock certificate

4.2(1)	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2(1)	1998 Stock Plan and forms of agreement thereunder

10.3(3)	Amended and Restated 2000 Stock Plan

10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5(4)	Amended and Restated 2000 Employee Stock Purchase Plan

10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel

10.12(6)	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003

10.13(7)	First Amendment to Lease Agreement, dated as of April 7, 2003, between Turnstone Systems, Inc. and BRE/San Tomas I L.L.C.

10.14(8)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

10.15(9)	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard

10.16(10)	Consulting Agreement, dated as of August 31, 2003, between Turnstone Systems, Inc. and Richard N. Tinsley

10.17(11)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Albert Y. Liu

10.18(12)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(3)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(4)	Incorporated herein by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(5)	Confidential treatment requested as to certain portions. This exhibit is incorporated herein by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(6)	Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2003 with the Securities and Exchange Commission.

(7)	Incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(8)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(9)	Incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on August 11, 2003 with the Securities and Exchange Commission.

(10)	Incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on September 2, 2003 with the Securities and Exchange Commission.

(11)	Incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.

(12)	Incorporated herein by reference to Exhibit 10.18 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.