Form 10-K
period 2003-12-31
TURNSTONE SYSTEMS INC
filed 2004-03-10
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

7650 Marathon Drive, Suite A

Livermore, California 94550

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

As of June 30, 2003, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (based on the closing price for the common stock on the Nasdaq National Market on such date) was approximately $159,405,524. This amount excludes shares held by us and our directors, executive officers, and holders of five percent or more of our outstanding common stock.

As of February 29, 2004, there were 63,417,130 shares of the Registrant’s common stock outstanding.

TURNSTONE SYSTEMS, INC.

FORM 10-K

DECEMBER 31, 2003

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs and include, but are not limited to, the following:

•	any statements regarding the execution, timing and expenses associated with the complete plan of liquidation and dissolution of Turnstone Systems, Inc.;

•	any statements regarding the disposition of our existing assets;

•	any statements regarding the resolution of outstanding creditor claims and the ongoing litigation against us; and

•	any statements regarding liquidating distributions, if any, to our stockholders.

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including, without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Business—Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation:

•	our ability to sell our existing assets;

•	our ability to accurately estimate the expenses associated with executing our plan of complete liquidation and dissolution;

•	successful resolution of our outstanding creditor claims and ongoing litigation; and

•	our ability to obtain relief from public company reporting from the Securities and Exchange Commission.

We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

PART I

Item 1.    Business

Liquidation, Winding Up and Dissolution

On August 6, 2003, our board of directors approved, subject to stockholder approval at our 2003 Annual Meeting of Stockholders, the liquidation and dissolution of Turnstone Systems, Inc. pursuant to a plan of complete liquidation and dissolution. The holders of a majority of our outstanding shares approved the plan of complete liquidation and dissolution on November 11, 2003. The key features of the plan are (1) file a certificate of dissolution with the Secretary of State of the State of Delaware; (2) cease conducting normal business operations, except as may be required to wind up our business affairs; (3) attempt to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) pay or attempt to adequately provide for the payment of all of our known obligations and liabilities; and (5) distribute pro rata in one or more liquidating distributions all of our remaining assets to our stockholders as of the applicable record date.

In connection with the adoption of the plan and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations, although currently declining in the aggregate, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

We filed our certificate of dissolution with the Secretary of State of the State of Delaware effective December 4, 2003. Pursuant to Delaware law, Turnstone Systems, Inc. will continue in existence until at least December 4, 2006. During this period, we will continue to convert our estimated net assets to cash for future distribution to our stockholders. We are not permitted to continue our business as a going concern.

At the close of business on December 4, 2003, we closed our stock transfer books, discontinued recording transfers of our common stock, and our common stock was de-listed from the Nasdaq National Market. Any future distributions we make will be made solely to the stockholders of record as of the close of business on December 4, 2003. We intend, in the future, to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act.

Based on our projections of operating expenses and liquidation costs as of December 31, 2003, we estimate that the amount of liquidating distributions will range from $0.11 to $0.18 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Although our board has not established a firm timetable for the liquidating distributions, the board intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

Since we were de-listed from Nasdaq and closed our stock records on December 4, 2003, our shares have continued to trade in the Over the Counter Market’s “pink sheets”. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

We may at some point determine that the continued liquidation of Turnstone may be more efficiently handled by retaining a third party liquidator to manage the liquidation process. In particular, we may determine to do so at such time as our outstanding litigation and other significant creditor claims have been resolved. We cannot predict when or if these matters will be resolved, or when or if we will engage a third party liquidator.

Company History and Fiscal 2003 Developments

We were formerly a provider of hardware and software products that enabled local exchange carriers to deploy and maintain copper local loop services. Our products included copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

We were incorporated in Delaware in January 1998. Our principal executive offices are located at 7650 Marathon Drive, Suite A, Livermore, California 94550, and our telephone number is (408) 907-1400. All of our public filings with the Securities and Exchange Commission are accessible from our corporate website at www.turnstone.com. Information contained on the website is not a part of this annual report.

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

On April 24, 2003, we initiated actions to terminate most of our remaining employees except for a limited team of employees that continued to handle matters related to our previously announced exploration of strategic alternatives. These actions were initiated after management and our board of directors, following an extensive consideration of strategic alternatives, concluded that maintaining our research and development efforts related to next-generation copper automation products for incumbent local carriers was not necessary for any of the strategic alternatives under consideration at that time, and that the on-going expenditures related to continuing such efforts could potentially decrease total stockholder value.

On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of a class action suit that was brought against us, certain of our officers and directors and our underwriters on behalf of persons who purchased common stock issued pursuant to our secondary stock offering in September 2000. The suit was settled for $7.0 million, of which insurance for our directors and officers paid approximately $6.1 million and we contributed approximately $0.9 million in cash during September 2003. On October 9, 2003, the court granted final approval of the settlement and dismissed all claims against all defendants in the suit without any admission of liability by any party.

On August 6, 2003, our board of directors approved, subject to stockholder ratification at our 2003 Annual Meeting of Stockholders, a special cash distribution to stockholders of $2.77 per common share or such lesser amount as the board of directors might later determine to be appropriate. The special cash distribution was ratified by a majority of the shares present at our Annual Meeting on November 11, 2003. Following the 2003 Annual Meeting, the board of directors approved a special distribution of $2.77 per common share payable on November 28, 2003 to our stockholders of record as of November 21, 2003. The special cash distribution was paid on November 28, 2003.

Employees

As of February 1, 2004, we employed two full-time employees.

Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to our stockholders under the plan of dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the range we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Until December 4, 2003, when our certificate of dissolution became effective and we voluntarily de-listed our common stock and closed our transfer books, our common stock was traded on the Nasdaq National Market under the symbol “TSTN.” Since the de-listing, our common stock has been trading in the Over the Counter Market’s “pink sheets” under the symbol “TSTN.PK.” It has been trading under “due-bill” contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after December 4, 2003. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation.

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. Our outstanding litigation includes federal securities class action litigation and litigation arising out of our ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. In particular, we have reached a tentative settlement of the federal securities class action lawsuit related to our initial public offering that we believe will not require any contribution from us. The proposed settlement is still subject to a number of conditions, including final court approval. Plaintiffs in the class action lawsuit have claimed damages in the hundreds of millions of dollars. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to stockholders.

Some of our customers have filed or may file for bankruptcy protection, and as a result, we may be required to return some or all of the payments we received from them as part of the bankruptcy proceedings.

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

For further information regarding the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc. case, see Estimated Litigation Settlement Costs in the “Critical Accounting Estimates” section of our “Management’s Discussion and Analysis of Financial Condition, and Results of Operations.”

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to stockholders.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for future distribution out of the liquidation to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute out of the liquidation meaningful cash, or any cash at all, to our stockholders.

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

We filed our certificate of dissolution with the Secretary of State of the State of Delaware effective December 4, 2003. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the certificate of dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create during this three-year period an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder.

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution, this means that a stockholder could be required to return all distributions previously made to such stockholder and receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known and contingent liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome. We intend to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act at such time in the future as active trading in our shares has ceased. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief, and we do not anticipate we will be able to request relief while active trading of our shares is continuing.

If we fail to retain the services of certain key personnel, the plan of dissolution may not succeed.

The success of the plan of dissolution depends in large part upon our ability to retain the services of certain of our current officers. The retention of Eric S. Yeaman, our Chief Executive Officer and Chief Financial Officer, and Albert Y. Liu, our General Counsel and Director of Human Resources, is particularly important under our current circumstances. Failure to retain these personnel could harm the implementation of the plan of dissolution, particularly during the current period while we are trying to resolve outstanding litigation and creditor claims.

Our board of directors may at any time turn management of the liquidation of Turnstone Systems over to a third party, and some or all of our directors may resign from our board at that time.

Our board of directors may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and some or all of our directors may resign from our board at that time. On December 2, 2003, five directors resigned from the board and two directors were added to the board. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we are deemed to be an investment company, we may be subject to substantial regulation that would cause us to incur additional expenses and reduce the amount of assets available for distribution.

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940. If we are deemed to be an investment company under the Investment

Company Act because of our investment securities holdings, we must register as an investment company under the Investment Company Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Securities and Exchange Commission, and our activities would be subject to substantial regulation under the Investment Company Act. Compliance with these regulations would cause us to incur additional expenses, which would reduce the amount of assets available for distribution to our stockholders. To avoid these compliance costs, we intend to invest our cash proceeds in money market funds and government securities, which are exempt from the Investment Company Act but which currently provide a very modest return.

Because our products have been deployed in complex environments, they may have errors or defects that are found only after they have been fully deployed, which could result in liability claims against us.

Because our products are designed to provide critical services in large and complex networks, if errors, defects or failures are discovered in our products, we may be exposed to significant legal claims. Any claims, with or without merit, could increase our expenses and reduce assets available for distribution in liquidation. Although we maintain product liability insurance covering some damages arising from implementation and use of our products, our insurance may not fully cover claims brought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

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

Item 2.    Properties

At December 31, 2003, the lease for our former corporate headquarters facility in Santa Clara, California expired and we vacated the facility. In December 2003, we changed our corporate mailing address and moved our corporate records to a third-party facility in Livermore, California.

On April 7, 2003, we entered into an agreement to restructure our lease agreement for our headquarters facility in Santa Clara, California. The previous lease covered approximately 62,500 square feet of facilities and expired in June 2010, and we had remaining rent obligations of approximately $32.0 million. The restructuring, effective May 1, 2003, reduced our facilities commitment to approximately 31,000 square feet and shortened the lease term to the end of 2003. Pursuant to the agreement, in April 2003, we made a lump sum cash payment of approximately $14.2 million, which included prepaid rent through December 2003, the remaining facilities commitment under the restructured lease.

Item 3.    Legal Proceedings

We dispute, but cannot assure you that we will be successful in our defense of, the outstanding lawsuits against us described below. If we are unsuccessful, these lawsuits could have a material adverse effect on our financial condition and on the amount of assets available for distribution to stockholders. Even if we are successful in defending against these claims, the litigation could result in substantial costs.

Shareholder Litigation

Secondary Offering Litigation

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against us, certain of our current and former officers and directors and the underwriters of our

September 21, 2001 secondary offering of common stock in the United States District Court for the Northern District of California. The complaint alleged that the defendants issued false and misleading statements in our prospectus issued in connection with the secondary offering. At or about the same time, four other purported class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Northern District of California alleging that the defendants made false or misleading statements regarding Turnstone during the class period of June 5, 2000 through January 2, 2001.

All five cases were consolidated before Judge Saundra B. Armstrong on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff (Plaintiff) and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed a consolidated First Amended Complaint (“FAC”) on September 13, 2002. The FAC alleges that we and the other defendants made false and misleading statements in connection with our secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933, and also that we and the other defendants made false and misleading statements during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. We and the other defendants moved to dismiss the FAC on October 8, 2002. On February 7, 2003, the court issued an order denying in part and granting in part, with leave to amend, our motion to dismiss.

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

IPO Litigation

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

In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to us in the aggregate amount of $3,522,714.85. We filed our answer on September 10, 2002. Limited discovery is currently underway. For further information regarding the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc. case, see Note 10 of our Notes to Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Stockholders in Santa Clara, California on November 11, 2003. Of the 66,463,525 shares outstanding (inclusive of shares held by the company in treasury) as of the record date of September 15, 2003, 63,122,693 shares were present or represented by proxy at the meeting. At the 2003 annual meeting the following actions were voted upon:

1.	To ratify a special cash distribution to stockholders of $2.77 per common share, or such lesser amount as our board of directors may determine to be appropriate:

For	Against	Abstain	No Vote
52,049,844	2,070,062	14,765	8,988,022

2.	To approve the liquidation and dissolution of Turnstone Systems pursuant to a Plan of Complete Liquidation and Dissolution of Turnstone Systems, Inc., substantially in the form of Annex A attached to the proxy statement:

For	Against	Abstain	No Vote
54,085,762	27,505	21,404	8,988,022

3.	To elect the two nominees for director:

	For	Withheld Authority
P. Kingston Duffie	58,467,150	4,655,543
Richard N. Tinsley	58,470,748	4,651,945

4.	To approve the amendment of our amended and restated certificate of incorporation to eliminate our classified board of directors:

For	Against	Abstain
61,523,659	1,579,194	19,840

5.	To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003:

For	Against	Abstain
62,547,327	555,311	20,055

Item 4A.    Executive Officers of the Registrant

As of February 1, 2004, our executive officers consist of Albert Y. Liu, our General Counsel and Director of Human Resources, and Eric S. Yeaman, our Chief Executive Officer and Chief Financial Officer. They also serve on our board of directors. For information about our executive officers, please see “Item 10. Directors and Executive Officers of the Registrant.”

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Until December 4, 2003, when our certificate of dissolution became effective and we voluntarily de-listed our common stock and closed our transfer books, our common stock was traded on the Nasdaq National Market under the symbol “TSTN.” Since the de-listing, our common stock has been trading in the Over the Counter Market’s “pink sheets” under the symbol “TSTN.PK.” The following table sets forth the high and low sale prices per share of our common stock for the fiscal periods listed below as reported on the Nasdaq National Market prior to December 4, 2003 and on the pink sheets after that date. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Price range per share:
High	$3.05	$3.00	$2.90	$2.92
Low	$2.23	$2.08	$2.49	$0.11

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Price range per share:
High	$5.55	$4.62	$4.37	$3.05
Low	$3.50	$2.96	$2.16	$2.00

As of December 4, 2003, our common stock was held by 247 stockholders of record. We have paid no dividends on our common stock since inception. On November 28, 2003, we made a non-dividend cash distribution of approximately $175.7 million, or $2.77 per common share, to our stockholders of record as of November 21, 2003. All future distributions will be liquidating distributions. The actual amount and timing of future liquidating distributions, if any, cannot be predicted at this time. At present, we estimate that total future liquidating distributions will range from $0.11 to $0.18 per common share.

Equity Compensation Plans

The information required by this Item regarding securities reserved for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data (presented in thousands, except per share data) should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The consolidated statement of changes in net assets in liquidation data for the period from November 12, 2003 to December 31, 2003, the consolidated statement of operations data for the period from January 1, 2003 to November 11, 2003 and for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2002 are derived from our audited consolidated financial statements included herein. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet as of December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements not included herein.

For the period from November 12, 2003 To December 31, 2003
Statement of Changes in Net Assets in Liquidation Data (Liquidation Basis of Accounting)
Net assets in liquidation on November 12, 2003	$11,216
Cash received from issuance of common stock	137
Distributions to stockholders	(138)

Net assets in liquidation at December 31, 2003	$11,215

	For the period from January 1, 2003 to November 11,	Years Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Net revenues	$740	$3,787	$13,431	$149,365	$27,196
Cost of revenues:
Cost of product and service revenue	10	1,656	7,202	61,058	12,359
Write-down of inventory	—	5,560	35,019	4,098	—
Provision for purchase commitments	—	—	2,666	7,300	—

Total cost of revenues	10	7,216	44,887	72,456	12,359
Gross profit (loss)	730	(3,429)	(31,456)	76,909	14,837
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $65, $879, $1,879, $3,766, and $1,639 for 2003, 2002, 2001, 2000, and 1999, respectively)	5,733	15,003	21,991	18,729	5,731
Sales and marketing (exclusive of non-cash compensation expense of $19, $468, $938, $1,885, and $846 for 2003, 2002, 2001, 2000, and 1999, respectively)	1,562	7,988	15,565	13,268	3,912
General and administrative (exclusive of non-cash compensation expense of $108, $654, $1,107, $1,366, and $1,099 for 2003, 2002, 2001, 2000, and 1999, respectively)	6,241	2,777	4,313	6,894	1,559
Amortization and write-off of goodwill and intangible assets	—	—	8,308	635	—
Amortization of deferred stock compensation	192	2,001	3,924	7,017	3,584
Lease termination penalty, net	11,377	—	—	—	—
Provision for (recovery of) loss on operating lease	(1,276)	—	2,702	—	—
Asset impairment charge	655	—	—	—	—

Total operating expenses	24,484	27,769	56,803	46,543	14,786
Operating income (loss)	(23,754)	(31,198)	(88,259)	30,366	51
Other income (expense):
Litigation settlement	(897)
Interest income and other, net	2,230	5,783	11,365	7,960	180

Total other income	1,333	5,783	11,365	7,960	180

Income (loss) before income tax expense	(22,421)	(25,415)	(76,894)	38,326	231
Income tax expense	208	125	3,667	15,964	463

Net income (loss)	$(22,629)	$(25,540)	$(80,561)	$22,362	$(232)
Basic net earnings (loss) per share of common stock (1)	$(0.36)	$(0.40)	$(1.29)	$0.45	$(0.03)
Diluted net earnings (loss) per share of common stock (1)	$(0.36)	$(0.40)	$(1.29)	$0.34	$(0.03)
Weighted-average shares of common stock outstanding used in computing basic net earnings (loss) per share of common stock (1)	62,943	63,079	62,255	49,964	8,474

Weighted-average shares of common stock outstanding used in computing diluted net earnings (loss) per share of common stock (1)	62,943	63,079	62,255	66,069	8,474

	December 31,
	2003	2002	2001	2000	1999

Balance Sheet Data Net Assets in Liquidation (December 31, 2003) and Going Concern Basis Data (December 31, 2002, 2001, 2000, 1999)
Working capital	$—	$161,187	$211,172	$283,182	$10,969
Total assets	12,822	217,825	249,805	345,997	19,257
Total stockholders’ equity	—	212,947	242,821	320,627	11,891
Net assets in liquidation	$11,215	$—	$—	$—	$—

(1)	See Note 2 of our Notes to Consolidated Financial Statements for information concerning the shares used to compute net earnings (loss) per share of common stock. All share and per share data have been adjusted to give effect to our two-for-one stock split to holders of record on August 9, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition, and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

On August 6, 2003, our board of directors approved, subject to stockholder ratification at our 2003 Annual Meeting of Stockholders, a special cash distribution to stockholders of $2.77 per common share or such lesser amount as the board of directors might later determine to be appropriate. The board of directors also approved, subject to stockholder approval at our 2003 Annual Meeting of Stockholders, the liquidation and dissolution of Turnstone Systems, Inc. pursuant to a plan of complete liquidation and dissolution.

The special cash distribution was ratified by a majority of the shares present at the Annual Meeting on November 11, 2003. Following the Annual Meeting, our board of directors approved a special distribution of $2.77 per common share payable on November 28, 2003 to our stockholders of record as of November 21, 2003. The special cash distribution to stockholders, totaling $175.7 million, was paid on November 28, 2003.

On November 11, 2003, the holders of a majority of our outstanding shares approved the plan of dissolution. The key features of the plan are (1) file a certificate of dissolution with the Secretary of State of the State of Delaware; (2) cease conducting normal business operations, except as may be required to wind up our business affairs; (3) attempt to convert all of our remaining assets into cash or cash equivalents in an orderly fashion; (4) pay or attempt to adequately provide for the payment of all of our known obligations and liabilities; and (5) distribute pro rata in one or more liquidating distributions all of our remaining assets to our stockholders as of the applicable record date.

We filed our certificate of dissolution with the Secretary of State of the State of Delaware effective December 4, 2003. Pursuant to Delaware law, Turnstone Systems, Inc. will continue in existence until at least December 4, 2006. During this period, we will continue to convert our estimated net assets to cash for future distribution to our stockholders. We are not permitted to continue our business as a going concern.

At the close of business on December 4, 2003, we closed our stock transfer books, discontinued recording transfers of our common stock, and our common stock was de-listed from the Nasdaq National Market. Any future distributions we make will be made solely to our stockholders of record as of the close of business on December 4, 2003.

Under the plan of dissolution, we will liquidate our assets and make liquidating distributions to stockholders. We have not established a firm timetable for liquidating distributions to stockholders, but we intend, subject to contingencies inherent in winding up our business, to make such liquidating distributions as promptly as practicable and periodically as we convert our remaining assets to cash.

Prior to the decision to dissolve Turnstone Systems, Inc., we were a provider of hardware and software products that enabled local exchange carriers to deploy and maintain copper local loop services. Our products included copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

Critical Accounting Estimates

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated litigation settlement costs and estimated costs to be incurred during liquidation have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Litigation Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated litigation settlement costs. Estimated litigation settlement costs, which amounted to $500,000 as of December 31, 2003, represent the estimated future legal fees to be incurred and the estimated settlement amounts to be paid to the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy on December 27, 2000. The Committee filed a complaint in the United States Bankruptcy Court seeking recovery of alleged preferential transfers to the Company in the aggregate amount of $3,522,715. Our estimate of litigation settlement costs is based on a settlement offer discussed and verbally agreed to by counsel for the Committee and us. The settlement is subject to the execution of a formal settlement agreement by both parties and court approval. The actual amount of litigation settlement cost may vary as the Committee may rescind its offer at any time, in which case, if we are not successful in defending against its claim, the actual litigation settlement costs may exceed our estimate, ranging up to the full claim of $3,522,715, reducing net assets in liquidation. Conversely, our continued defense of the claim may result in a settlement for a lesser amount than our current estimate or a complete release of the claim, increasing net assets in liquidation. We are not aware of, and have not accrued for, any other outstanding litigation against us as of December 31, 2003.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the two remaining employees, board fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $810,000 at December 31, 2003. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Activities In Liquidation

The following table presents consolidated financial data under the liquidation basis of accounting for the period from November 12, 2003 to December 31, 2003.

(In thousands)
Stockholders’ equity at November 11, 2003	$15,287
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(2,697)
Accrue estimated litigation settlement costs	(500)
Accrue estimated net costs during liquidation	(874)

Net assets in liquidation on November 12, 2003	11,216
Cash received from issuance of common stock	137
Distributions to stockholders	(138)

Net assets in liquidation at December 31, 2003	$11,215

In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, we recorded the following adjustments to record assets and liabilities to fair value as of November 11, 2003, the date of adoption of the liquidation basis of accounting:

(In thousands)
Adjust assets and liabilities to fair value:
Prepaid insurance expenses	$(2,421)
Prepaid rent expenses	(272)
All other, net	(4)

Total adjustments of assets and liabilities to fair value	$(2,697)
Accrued estimated net costs during liquidation:
Costs to be incurred during liquidation period	(1,063)
Future interest income	189

Total estimated net costs during liquidation	$(874)
Accrued estimated litigation settlement costs	$(500)

Total adjustments	$(4,071)

On November 11, 2003, our board of directors approved a special distribution of $2.77 per common share, payable on November 28, 2003 to stockholders of record on November 21, 2003. A distribution payable in the amount of $175.5 million was recorded as a liability on November 11, 2003, prior to the adoption of the liquidation basis of accounting. During the period from November 12, 2003 to November 21, 2003, 49,998 additional shares of common stock were issued pursuant to an exercise of stock options under our 2000 stock option plan for net proceeds of $137,000. Associated with this issuance of additional shares, we recorded a distribution payable in the amount of $138,000. The distribution payable of $175.7 million was paid on November 28, 2003.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of net revenues for the periods indicated. The data has been derived from the consolidated financial statements contained in this report. This information should be read in conjunction with these consolidated financial statements.

	For the period from January 1, 2003 to November 11, 2003	Years ended December 31,
		2002	2001
Net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Cost of product and service revenue	1.4	43.7	53.6
Write-down of inventory	—	146.8	260.7
Provision for purchase commitments	—	—	19.9

Total cost of revenues	1.4	190.5	334.2
Gross profit (loss)	98.6	(90.5)	(234.2)
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $65, $879 and $1,879 for 2003, 2002 and 2001, respectively)	774.7	396.2	163.7
Sales and marketing (exclusive of non-cash compensation expense of $19, $468 and $938 for 2003, 2002 and 2001, respectively)	211.1	210.9	115.9
General and administrative (exclusive of non-cash compensation expense of $108, $654 and $1,107 for 2003, 2002 and 2001, respectively)	843.4	73.3	32.1
Amortization and write-off of goodwill and intangible assets	—	—	61.9
Amortization of deferred stock compensation	25.9	52.9	29.2
Lease termination penalty	1,537.4	—	—
Provision for (recovery of) loss on operating lease	(172.4)	—	20.1
Asset impairment charge	88.5	—	—

Total operating expenses	3,308.6	733.3	422.9
Operating loss	(3,210.0)	(823.8)	(657.1)
Other income (expense):
Litigation settlement	(121.2)	—	—
Interest income and other, net	301.3	152.7	84.6

Total other income	180.1	152.7	84.6
Loss before income tax expense	(3,029.9)	(671.1)	(572.5)
Income tax expense	28.1	3.3	27.3

Net loss	(3,058.0)%	(674.4)%	(599.8)%

Period from January 1, 2003 to November 11, 2003 and Fiscal Years Ended December 31, 2002 and 2001.

Net Revenues

In connection with the adoption of the plan of dissolution, we will not generate revenues from our products or services in the future. We have ceased all sales and marketing efforts related to our products, and have no supply of product available for sale.

Prior to the adoption of the plan, net revenues consisted of product revenue and service revenue. Product revenue for the periods presented consists primarily of sales of our CX100 loop management products and, to a lesser extent, our MX500 Copper CrossConnect® and SX Smart Splitter® products and our Crossworks™ and ONYX automation software licenses. Service revenue was derived primarily from our product maintenance programs.

	For the period from January 1, 2003 to November 11, 2003 ($ in thousands)	% Change 2002 to 2003	Year Ended December 31, 2002 ($ in thousands)	% Change 2001 to 2002	Year Ended December 31, 2001 ($ in thousands)
Product revenue	$586	(75.1)%	$2,355	(76.7)%	$10,086
Percentage of total revenues	79.2%		62.2%		75.1%
Service revenue	$154	(89.2)%	$1,432	(57.2)%	$3,345
Percentage of total revenues	20.8%		37.8%		24.9%

Total revenues	$740		$3,787		$3,787

The decrease in product and service revenue for the period from January 1, 2003 to November 11, 2003 as compared to fiscal 2002 was primarily attributable to our January 9, 2003 decision to explore various strategic alternatives and cease the direct sales and marketing efforts related to our products. The decrease in product and service revenue for fiscal 2002 as compared to fiscal 2001 was attributable to reduced demand from competitive local exchange carrier customers, many of which had ceased operations or filed for bankruptcy protection.

Revenue from customers located outside the United States of America totaled 64% of our net revenues for the period from January 1, 2003 to November 11, 2003, 47% for the year ended December 31, 2002, and 21% for the year ended December 31, 2001. The following table presents customers contributing greater than 10% of total revenues for the periods presented:

	For the period from January 1, 2003 to November 11, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Ericsson	55%	23%	Less than 10%
Qwest	Less than 10%	17%	15%
PCCW	Less than 10%	12%	Less than 10%
McLeodUSA	Less than 10%	Less than 10%	25%
XO Communications	Less than 10%	Less than 10%	13%

Cost of Revenues

In connection with the adoption of our plan of dissolution, we will not generate revenues from our products or services in the future, and, therefore, will not incur cost of revenues in the future.

Prior to the adoption of the plan, cost of product revenue included amounts paid to our third party contract manufacturer and related overhead expenses, consisting primarily of salary and other expenses for personnel engaged in procurement, vendor management and quality assurance. Cost of service revenue included costs to maintain our customer support group, consisting primarily of salaries for customer support personnel and costs associated with technical support and training activities.

	For the period from January 1, 2003 to November 11, 2003 ($ in thousands)	% Change 2002 to 2003	Year Ended December 31, 2002 ($ in thousands)	% Change 2001 to 2002	Year Ended December 31, 2001 ($ in thousands)
Cost of product revenue	$10	(99.2)%	$1,291	(78.3)%	$5,943
Percentage of total revenues	1.4%		34.1%		44.2%
Cost of service revenue	$—	(100.0)%	$365	(71.0)%	$1,259
Percentage of total revenues	—		9.6%		9.4%
Write-down of inventory	$—	(100.0)%	$5,560	(84.1)%	$35,019
Percentage of total revenues	—		146.8%		260.7%
Provision for purchase commitments	$—	—	$—	(100.0)%	$2,666
Percentage of total revenues	—		—%		19.8%

Total cost of revenues	$10		$7,216		$44,887

During the period from January 1, 2003 to November 11, 2003, we utilized written-down inventory to fulfill customer demand, incurring only minimal rework costs, resulting in a decrease of cost of product revenue as a percentage of product revenue for the period from January 1, 2003 to November 11, 2003 as compared to fiscal 2002. The decrease in cost of product revenue for fiscal 2002 as compared to fiscal 2001 was attributable to reduced sales of products to competitive local exchange carriers.

Cost of service revenue for the period January 1, 2003 to November 11, 2003 was zero due to our decision to terminate all remaining customer support personnel in January 2003. The decrease in cost of service revenue for fiscal 2002 as compared to fiscal 2001 was primarily attributable to headcount reductions in our customer support organization that were made in response to the decreased demand for our product maintenance services.

Write-down of inventory represented a charge to write down the value of finished goods and raw materials inventory on hand to net realizable value. Provision for purchase commitments represented charges to accrue a liability for minimum purchase commitments made for future delivery of raw materials in excess of forecast requirements. Decreases in the net realizable value of our finished goods and raw material inventories, including provisions for purchase commitments, were attributable to decreases in our forecasts of future demand.

Research and Development

In April 2003, after extensive consideration of strategic alternatives, we concluded that maintaining our research and development efforts related to next-generation copper automation products for incumbent local carriers was not necessary for any of the strategic alternatives under consideration at that time, and that the on-going expenditures related to continuing such efforts could potentially decrease total stockholder value. As such, we terminated all remaining research and development personnel and discontinued all research and development activities in April 2003. We will not incur research and development expenses in the future.

	For the period from January 1, 2003 to November 11, 2003 ($ in thousands)	% Change 2002 to 2003	Year Ended December 31, 2002 ($ in thousands)	% Change 2001 to 2002	Year Ended December 31, 2001 ($ in thousands)
Research and development expenses, net of non-cash compensation expense	$5,733	(61.8)%	$15,003	(31.8)%	$21,991
Percentage of total revenues	774.7%		396.2%		163.7%

Research and development expenses consisted primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, and material costs related to the design, development, testing and enhancement of our products.

The decrease in research and development costs for the period from January 1, 2003 to November 11, 2003 as compared to fiscal 2002 was attributable to our decision to terminate all research and development personnel and discontinue all research and development activities in April 2003. The decrease in research and development costs for fiscal 2002 as compared to fiscal 2001 was primarily attributable to the discontinuation of our research and development operations in New Zealand and overall headcount reductions resulting from our restructuring in September 2001.

Sales and Marketing

In April 2003, we terminated all remaining sales and marketing personnel and discontinued all sales and marketing activities. We will not incur sales and marketing expenses in the future.

	For the period from January 1, 2003 to November 11, 2003 ($ in thousands)	% Change 2002 to 2003	Year Ended December 31, 2002 ($ in thousands)	% Change 2001 to 2002	Year Ended December 31, 2001 ($ in thousands)
Sales and marketing expenses, net of non-cash compensation expense	$1,562	(80.4)%	$7,988	(48.7)%	$15,565
Percentage of total revenues	211.1%		210.9%		115.9%

Sales and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as trade shows and promotional expenses.

The decrease in sales and marketing expenses for the period from January 1, 2003 to November 11, 2003 as compared to fiscal 2002 is due to our decision to terminate all remaining sales and marketing personnel and discontinue sales and marketing activities in April 2003. The decrease in sales and marketing expenses for fiscal 2002 as compared to fiscal 2001 was primarily attributable to a decrease in the number of sales and sales support personnel domestically and internationally from fiscal 2001, and reduced tradeshow and other customer marketing activities.

General and Administrative

In connection with the adoption of the liquidation basis of accounting on November 11, 2003, we accrued estimated costs to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are future expenditures that, prior to the adoption of the liquidation basis of accounting, would have been included in general and administrative expenses in future periods. As such, no general and administrative expenses will be incurred in future periods. Future adjustments in estimated costs to be incurred in liquidation will be reflected as changes in net assets in liquidation.

	For the period from January 1, 2003 to November 11, 2003 ($ in thousands)	% Change 2002 to 2003	Year Ended December 31, 2002 ($ in thousands)	% Change 2001 to 2002	Year Ended December 31, 2001 ($ in thousands)
General and administrative expenses, net of non-cash compensation expense	$6,241	124.7%	$2,777	(35.6)%	$4,313
Percentage of total revenues	843.4%		73.3%		32.1%

General and administrative expenses consisted primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses.

The increase in general and administrative expenses for the period from January 1, 2003 to November 11, 2003 as compared to fiscal 2002 was primarily attributable to employee retention bonuses earned pursuant to employee retention agreements entered into in January 2003, severance payments made to general and administrative personnel terminated during 2003, and financial advisory and legal fees related to the exploration of strategic alternatives. The decrease in general and administrative expenses for fiscal 2002 as compared to fiscal 2001 was primarily due to a decrease in the number of finance and administrative personnel as a result of restructuring programs, and decreased professional fees.

Amortization of Deferred Stock Compensation

In connection with the adoption of the liquidation basis of accounting, deferred stock compensation was written down to its net realizable value of zero. We amortized deferred stock compensation of approximately $192,000 in the period from January 1, 2003 to November 11, 2003, $2.0 million in the year ended December 31, 2002, and $3.9 million for the year ended December 31, 2001.

Provision for Loss on Operating Lease

During fiscal 2001, we recorded a $2.7 million provision for estimated losses, net of estimated sub-lease income, on our headquarters facility operating lease, which had an original expiration date in June 2010. The provision relates to the portion of our headquarters facility that we intended to sublease at prevailing market rates, which were less than the rates that we were obligated to pay under the lease.

In April 2003, we entered into an agreement to restructure our lease agreement for our headquarters facility in Santa Clara, California. The previous lease covered approximately 62,500 square feet of facilities and expired in June 2010, and we had remaining rent obligations of approximately $32.0 million. The restructuring, effective May 1, 2003, reduced our facilities commitment to approximately 31,000 square feet and shortened the lease term to the end of 2003. Pursuant to the agreement, in April 2003, we made a lump sum cash payment of approximately $14.2 million, which included prepaid rent through December 2003, the remaining facilities commitment under the restructured lease. In connection with the lease restructuring agreement, we recorded a reversal of the remaining balance in the accrual for loss on operating lease of $1.3 million, which was recorded as a reduction to operating expenses during fiscal 2003.

Interest Income and Other, Net

Interest income and other, net consisted primarily of income from our cash investments, and to a lesser extent the net gain or loss from foreign currency translation gains and losses, net gains or losses on disposal of property and equipment, and expenses related to our lease financing obligations. We had interest income and other, net of $2.2 million for the period from January 1, 2003 to November 11, 2003, $5.8 million for the year ended December 31, 2002, and $11.4 million for the year ended December 31, 2001. The decreases in interest income and other, net for the period from January 1, 2003 to November 11, 2003 as compared to fiscal 2002, and for fiscal 2002 as compared to fiscal 2001 are primarily due to declining interest rates and lower total cash and investment balances.

Income Tax Expense

Income tax expense of $208,000 in the period from January 1, 2003 to November 11, 2003 and $125,000 for the year ended December 31, 2002 were attributable to state and foreign tax. The decrease to $125,000 in fiscal 2002 from $3.7 million in the comparable period in 2001 was primarily due to a $3.6 million valuation allowance recorded in 2001 for that portion of the deferred tax asset that more likely than not will not be realized.

Liquidity and Capital Resources

As of December 31, 2003, net assets in liquidation totaled $11.2 million, consisting of $12.6 million in cash and cash equivalents, $221,000 of receivables and other current assets, partially offset by $500,000 of estimated litigation settlement costs, $810,000 of estimated costs to be incurred during liquidation, and $297,000 of other current liabilities and accrued expenses. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. We intend to distribute net assets in liquidation to stockholders as liquidating distributions as promptly as practicable and periodically as we convert our remaining assets to cash. At December 31, 2003, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

During the period from January 1, 2003 to November 11, 2003, we used $27.6 million in operating activities, primarily due to our net loss of $22.7 million, an increase in prepaid expenses and other current assets of $2.1 million related primarily to a prepayment of premiums for a six-year run-off policy for directors and officers insurance coverage, decreases in other accrued liabilities of $1.4 million, other long-term liabilities of $1.6 million, and accounts payable of $505,000, partially offset by non-cash charges. Non-cash charges consisted primarily of $655,000 of asset impairment charges and depreciation and amortization of $417,000.

Net cash provided by investing activities for the period from January 1, 2003 to November 11, 2003 was $111.8 million, primarily due to proceeds from sales and maturities of available-for-sale investments of $109.1 million, the release of $3.6 million of restricted cash in connection with the lease restructuring agreements in April 2003, net of purchases of available-for-sale investments in the amount of $1.3 million.

Net cash provided by financing activities for the period from January 1, 2003 to November 11, 2003 was $728,000, primarily due to proceeds from stock option exercises, partially offset by treasury stock purchases totaling $734,000. Our stock repurchase program was terminated on August 13, 2003.

We do not have any long-term debt, lease or purchase obligations at December 31, 2003.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We formerly developed our products in the United States and marketed our products in the United States, Canada, Europe, Asia and Asia Pacific. Substantially all of our sales and expenses were denominated in United States dollars. Foreign currency translation gains and losses are included in interest income and other, net. We did not engage in any foreign exchange hedging activities while an operating business.

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

The following table presents the amounts of cash equivalents, short-term investments and long-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002. This table does not include money market funds because those funds are subject to minimal market risk. At December 31, 2003, the company held its entire portfolio in money market funds.

	Maturing in Three Months or Less	Maturing Between Three Months and One Year	Maturing Greater Than One Year	Total
	($ in thousands)
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

1.	Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule for the period from January 1, 2003 to November 11, 2003 and for the years ended December 31, 2002 and 2001 should be read in conjunction with the consolidated financial statements of Turnstone Systems, Inc. and subsidiaries filed as part of this Annual Report on Form 10-K:

•	Schedule II—Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements of the notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Turnstone Systems, Inc.

We have audited the accompanying consolidated balance sheet of Turnstone Systems, Inc. as of December 31, 2002, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period then ended, and the consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2003 to November 11, 2003. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2003, and the related consolidated statement of changes in net assets in liquidation for the period from November 12, 2003 to December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepting in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the stockholders of Turnstone Systems, Inc. approved a plan of liquidation on November 11, 2003, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for the period subsequent to November 11, 2003, from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turnstone Systems, Inc. as of December 31, 2002, the results of its operations and its cash flows for each of the years in the two year period then ended and for the period from January 1, 2003 to November 11, 2003, its net assets in liquidation as of December 31, 2003, and the changes in its net assets in liquidation for the period from November 12, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California

February 23, 2004, except as to Note 10.B,
which is as of March 4, 2004

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(In thousands)

December 31, 2003
ASSETS
Cash and cash equivalents	$12,601
Receivables and other current assets	221

Total assets	$12,822

LIABILITIES
Estimated litigation settlement costs	$500
Estimated costs to be incurred during liquidation	810
Other current liabilities and accrued expenses	297

Total liabilities	$1,607

Net assets in liquidation	$11,215

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)

(In thousands, except per share amounts)

December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$103,358
Short-term investments	60,951
Accounts receivable, net of allowance for doubtful accounts and sales returns of $5	314
Prepaid expenses and other current assets	767

Total current assets	165,390

Property and equipment, net	1,495
Long-term investments	47,301
Restricted cash	3,639

Total assets	$217,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621
Accrued compensation and benefits	784
Other current liabilities and accrued expenses	2,644
Deferred revenue	154

Total current liabilities	4,203

Accrual for loss on operating lease	675

Total liabilities	4,878

Stockholders’ equity:
Convertible preferred stock, $.001 stated value, 5,000 shares authorized; none issued	—
Common stock, $.001 stated value, 200,000 shares authorized; 65,884 shares outstanding	66
Treasury stock, at cost; 3,128 shares	(9,896)
Additional paid-in capital	311,498
Deferred stock compensation	(425)
Accumulated other comprehensive income	424
Accumulated deficit	(88,720)

Total stockholders’ equity	212,947

Total liabilities and stockholders’ equity	$217,825

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(In thousands)

For the period from November 12, 2003 to December 31, 2003
Stockholders’ equity at November 11, 2003	$15,287
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(2,697)
Accrue estimated litigation settlement costs	(500)
Accrue estimated net costs during liquidation	(874)

Net assets in liquidation on November 12, 2003	11,216
Cash received from issuance of common stock	137
Distributions to stockholders	(138)

Net assets in liquidation at December 31, 2003	$11,215

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

(In thousands, except per share amounts)

	For the period from January 1, 2003 to November 11, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Net revenues:
Product revenue	$586	$2,355	$10,086
Service revenue	154	1,432	3,345

Total net revenues	740	3,787	13,431
Cost of revenues:
Cost of product revenue	10	1,291	5,943
Cost of service revenue	—	365	1,259
Write-down of inventory	—	5,560	35,019
Provision for purchase commitments	—	—	2,666

Total cost of revenues	10	7,216	44,887
Gross profit (loss)	730	(3,429)	(31,456)
Operating expenses:
Research and development (exclusive of non-cash compensation expense of $65, $879 and $1,879 for 2003, 2002 and 2001, respectively)	5,733	15,003	21,991
Sales and marketing (exclusive of non-cash compensation expense of $19, $468 and $938 for 2003, 2002 and 2001, respectively)	1,562	7,988	15,565
General and administrative (exclusive of non-cash compensation expense of $108, $654 and $1,107 for 2003, 2002 and 2001, respectively)	6,241	2,777	4,313
Amortization and write-off of goodwill and intangible assets	—	—	8,308
Amortization of deferred stock compensation	192	2,001	3,924
Lease termination penalty, net	11,377
Provision for (recovery of) loss on operating lease	(1,276)	—	2,702
Asset impairment charge	655	—	—

Total operating expenses	24,484	27,769	56,803

Operating loss	(23,754)	(31,198)	(88,259)
Other income (expense):
Litigation settlement cost	(897)	—	—
Interest income and other, net	2,230	5,783	11,365

Total other income	1,333	5,783	11,365

Loss before income tax	(22,421)	(25,415)	(76,894)
Income tax expense	208	125	3,667

Net loss	$(22,629)	$(25,540)	$(80,561)

Basic and diluted net loss per share of common stock	$(0.36)	$(0.40)	$(1.29)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	62,943	63,079	62,255

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (GOING CONCERN BASIS)

(In thousands)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	65,623	$66	—	$—	$309,773	$(6,651)	$58	$17,381	$320,627
Issuance of common stock pursuant to stock plans to employees and consultants	—	—	1,790	2	—	—	1,823	—	—	—	1,825
Repurchases and retirement of common stock	—	—	(1,770)	(2)	—	—	(222)	—	—	—	(224)
Deferred stock compensation	—	—	—	—	—	—	(211)	211	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,924	—	—	3,924
Purchases of treasury stock	—	—	—	—	1,199	(3,554)	—	—	—	—	(3,554)
Comprehensive loss:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	784	—	784
Net loss	—	—	—	—	—	—	—	—	—	(80,561)	(80,561)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(79,777)

Balance at December 31, 2001	—	$—	65,643	$66	1,199	$(3,554)	$311,163	$(2,516)	$842	$(63,180)	$242,821
Issuance of common stock pursuant to stock plans to employees and consultants	—	—	317	—	—	—	425	—	—	—	425
Repurchases and retirement of common stock	—	—	(76)	—	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	—	(90)	90	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2,001	—	—	2,001
Purchases of treasury stock	—	—	—	—	1,929	(6,342)	—	—	—	—	(6,342)
Comprehensive loss:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	—	—	—	—	—	(25,540)	(25,540)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(25,958)

Balance at December 31, 2002	—	$—	65,884	$66	3,128	$(9,896)	$311,498	$(425)	$424	$(88,720)	$212,947
Issuance of common stock pursuant to stock plans to employees and consultants	—	—	928	1	—	—	1,466	—	—	—	1,467
Repurchases and retirement of common stock	—	—	(24)	—	—	—	(5)	—	—	—	(5)
Deferred stock compensation	—	—	—	—	—	—	(220)	220	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	192	—	—	192
Purchases of treasury stock	—	—	—	—	293	(734)	—	—	—	—	(734)
Declared distributions to stockholders	—	—	—	—	—	—	(175,527)	—	—	—	(175,527)
Comprehensive loss:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	—	—	—	—	—	(22,629)	(22,629)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(23,053)

Balance at November 11, 2003	—	$—	66,788	$67	3,421	$(10,630)	$137,212	$(13)	$—	$(111,349)	$15,287

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

(In thousands)

	For the period from January 1, 2003 to November 11, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Operating activities
Net loss	$(22,629)	$(25,540)	$(80,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charge	655	—	—
Depreciation and amortization	417	1,822	2,774
Write-off of intangible assets	—	—	7,501
Stock compensation expense	192	2,001	3,924
Common stock issued for services	17	1	7
Tax benefit on stock options	—	—	—
Provision for doubtful accounts and sales returns	(5)	(481)	(464)
Loss on disposal of property and equipment	31	(1)	283
Provision for loss on operating lease	—	—	2,702
Effect of changes in foreign currency	(53)	(167)	64
Changes in operating assets and liabilities:	—
Accounts receivable	319	677	1,224
Income tax receivable	(12)	543	6,311
Deferred tax asset	—	—	3,616
Inventory	—	6,208	23,294
Prepaid expenses and other current assets	(2,073)	408	1,112
Accounts payable	(505)	87	(8,590)
Accrued compensation and benefits	(781)	(294)	(995)
Other accrued liabilities	(1,409)	(859)	(7,082)
Other long-term liabilities	(1,576)	(987)	(139)
Deferred revenue	(151)	(23)	(1,625)

Net cash used in operating activities	(27,563)	(16,605)	(46,644)

Investing activities
Acquisition of Paragon Solutions Limited, net of cash acquired of $374	—	—	(5,000)
Acquisition of property and equipment	—	(258)	(1,275)
Proceeds from disposal of property and equipment	321	10	—
Purchases of available-for-sale investments, net	(1,250)	(198,741)	(258,265)
Proceeds from sales and maturities of available-for-sale investments	109,078	232,121	206,857
Decrease in restricted cash	3,639	—	—

Net cash provided by (used in) investing activities	111,788	33,132	(57,683)

Financing activities
Net proceeds from issuance of common stock	1,462	424	1,593
Principal payments of capital lease obligations	—	(41)	(196)
Purchases of treasury stock	(734)	(6,342)	(3,554)

Net cash provided by (used in) financing activities	728	(5,959)	(2,157)
Effect of exchange rate changes on cash and cash equivalents	8	157	28

Net increase (decrease) in cash and cash equivalents	84,961	10,725	(106,458)
Cash and cash equivalents at beginning of period	103,358	92,633	199,091

Cash and cash equivalents at end of period	$188,319	$103,358	$92,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$9	$16

Cash paid for income tax	$254	$222	$104

Noncash investing and financing activities:
Distributions to stockholders declared but not paid	$(175,527)	$—	$—
Change in unrealized gain on available-for-sale securities	$(424)	$(418)	$784
Deferred stock compensation	$(220)	$(90)	$(211)

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description Of Business

On August 6, 2003, the Board of Directors of Turnstone Systems, Inc. (the “Company”) approved, subject to the approval by stockholders, a plan to liquidate and dissolve the Company (the “Plan”). The Plan was approved by a majority of the Company’s stockholders on November 11, 2003. The key features of the Plan are (1) file a Certificate of Dissolution with the Secretary of State of the State of Delaware; (2) cease conducting normal business operations, except as may be required to wind up the Company’s business affairs; (3) attempt to convert all of the Company’s remaining assets into cash or cash equivalents in an orderly fashion; (4) pay or attempt to adequately provide for the payment of all of the Company’s known obligations and liabilities; and (5) distribute pro rata in one or more liquidating distributions all of the Company’s remaining assets to its stockholders as of the applicable record date.

The Company formerly developed and marketed products that enable local exchange carriers to rapidly deploy and efficiently maintain copper local loop services. The Company commenced the commercial sale of its products in the first quarter of 1999.

2.    Significant Accounting Policies

Basis Of Presentation

The consolidated financial statements for the period January 1, 2003 to November 11, 2003, and for the years ended December 31, 2002 and 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the stockholders’ approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective November 11, 2003. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of November 11, 2003, the date of adoption of the liquidation basis of accounting:

(In thousands)
Adjust assets and liabilities to fair value:
Prepaid insurance expenses	$(2,421)
Prepaid rent expenses	(272)
All other, net	(4)

Total adjustments of assets and liabilities to fair value	$(2,697)
Accrued estimated net costs during liquidation:
Costs to be incurred during liquidation period	(1,063)
Future interest income	189

Total estimated net costs during liquidation	$(874)
Accrued estimated litigation settlement costs	$(500)

Total adjustments	$(4,070)

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in Australia, Brazil, France, Germany, Hong Kong, New Zealand, Singapore, and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

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

Reclassifications

Certain reclassifications, none of which affect net loss, have been made to prior year amounts to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2003 consisted primarily of money market funds. Cash equivalents at December 31, 2002 consisted primarily of U.S., state and municipal government obligations, corporate debt securities and money market funds.

Investments

The Company has classified its investment securities as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses are included in other comprehensive income (loss). Realized gains and losses are computed using the specific identification method. No such investments were held at December 31, 2003.

In fiscal 2002, the Company’s investments consisted of U.S., state, and municipal government obligations and corporate debt securities. Investments with original maturities greater than three months and remaining maturities of less than or equal to one year are classified as short-term investments. Investment securities with remaining maturities greater than one year are classified as long-term investments. Management determines the appropriate classification of securities at the time of purchase and evaluates such designation as of each balance sheet date.

Fair Value Of Financial Instruments and Concentration Of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments and accounts receivable approximates fair market value. Financial instruments that subject the

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.

For the period from January 1, 2003 to November 11, 2003, one customer represented 55% of net revenues. For the year ended December 31, 2002, three customers each represented 23%, 17%, and 12%, respectively, of net revenues. For the year ended December 31, 2001, three customers each represented 25%, 15%, and 13%, respectively, of net revenues.

Foreign Currency Risk

The Company developed its products in the United States and marketed its products in the United States, Canada, Europe, Asia and Asia Pacific. Substantially all revenues and expenses are denominated in United States dollars. The Company currently conducts only minimal transactions in any foreign currencies and, therefore, does not engage in any foreign exchange hedging activities.

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

Valuation Of Long-Lived Assets

Long-lived assets that were held and used were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets may not be recoverable. Determination of recoverability was based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expected to hold and use was based on the fair value of the asset as estimated using a discounted cash flow model. Long-lived assets to be disposed of were reported at the lower of carrying amount or fair value less costs to sell. Recoverability of goodwill and certain identifiable intangibles was measured by the undiscounted cash flows of the acquired business over the remaining amortization period and, when the carrying value exceeded the net realizable value, the value of goodwill and intangible was reduced to net realizable value.

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

Revenue Recognition

Prior to approval of the Plan, the Company recognized revenues from product sales based upon shipment of products pursuant to customer purchase orders, assuming that the price to the customer was fixed or determinable and that collectibility of the resulting receivable was reasonably assured. When the arrangement with the customer included future obligations for which fair value did not exist or was subject to obtaining customer acceptance, revenues were recognized when those obligations were met or customer acceptance was received.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When an arrangement with the customer included obligations to deliver unspecified additional products in the future, revenues were recognized ratably over the obligation period. When collectibility of the resulting receivable was not reasonably assured based on the Company’s assessment of the customer’s financial condition, revenues were recognized upon customer payment. The Company generally did not allow for product returns, however the Company maintained a reserve for estimated potential returns based on a historical minimal level of returns. Revenues from services and support provided under the Company’s maintenance programs were deferred based upon the fair value of the program and recognized on a straight-line basis over the period of the contract. Prior to May 1, 2003, the Company generally provided twelve months warranty for product shipments not already covered under maintenance programs. Costs associated with the warranty program were estimated based on historical warranty program costs and were accrued for at the time of product shipment. Revenues from consulting and training were deferred based on the fair value of the services, and recognized when such services were completed.

Deferred revenues represented amounts received from customers in respect of maintenance programs, consulting and training, in advance of such services and support to be provided, and amounts received from customers in respect of product shipments for which remaining unspecified obligations existed.

Revenues from transactions involving the Company’s software application products were recognized provided that a purchase order had been received, the software and related documentation had been shipped, collection of the resulting receivable was deemed probable, and the fee was fixed or determinable.

Research and Development Costs

Costs incurred in the research and development of new products and an enhancement to existing products were expensed as incurred until the product was completed, tested and was ready for commercial manufacturing. Hardware and software development projects were completed concurrent with the establishment of commercial manufacturing and, accordingly, no costs were capitalized.

Advertising Costs

The Company expensed advertising costs as incurred.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Beginning in fiscal 2003, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. Compensation expense on fixed stock options was based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	For the period from January 1, 2003 to November 11, 2003	Year Ended December 31,
		2002	2001
Net loss—as reported	$(22,629)	$(25,540)	$(80,561)
Add: Stock-based employee compensation expense included in the reported net loss, net of related tax effects	192	2,001	3,924
Deduct: Stock-based employee compensation recovery (expense) using the fair value based method, net of related tax effects	13,390	(18,567)	(23,533)

Pro forma net loss	$(9,047)	$(42,106)	$(100,170)

Basic and diluted net loss per share
As reported	$(0.36)	$(0.40)	$(1.29)

Pro forma	$(0.14)	$(0.67)	$(1.61)

The fair value of options granted under employee stock option plans in the years ended December 31, 2002 and 2001 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001
Dividend yield	None	None
Risk-free interest rate	3.40%	3.82%
Expected volatility	1.07	1.14
Expected life	3.4 years	3.0 years

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of purchase rights granted under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the period from January 1, 2003 to November 11, 2003	Year Ended December 31,
		2002	2001
Dividend yield	None	None	None
Risk-free interest rate	1.49%	1.92%	2.44%
Expected volatility	1.07	1.10	1.14
Expected life	6 months	6 months	6 months

The weighted-average per share fair value of the purchase rights granted under the employee stock purchase plan during 2003, 2002 and 2001 was $1.29, $1.51, and $4.17, respectively.

Net Income Loss Per Share

Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding the weighted-average number of shares of restricted stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury-stock method, and from convertible securities using the “as-if converted basis”.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the period from January 1, 2003 to November 11, 2003	Year Ended December 31,
		2002	2001
Net loss	$(22,629)	$(25,540)	$(80,561)

Basic and diluted:
Weighted-average shares of common stock outstanding	62,963	63,728	64,842
Less: Weighted-average shares subject to repurchase	(20)	(649)	(2,587)

Weighted-average shares used in computing basic and diluted net loss per shares	62,943	63,079	62,255

Basic and diluted net loss per share	$(0.36)	$(0.40)	$(1.29)

Potential shares of common stock, which have been excluded from the determination of net earnings per share for the period from January 1, 2003 to November 11, 2003 and for the year ended December 31, 2002 and 2001, consisted of shares issuable under stock options and shares of restricted common stock subject to repurchase.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These potential shares, which were excluded because the effect of such shares would have been anti-dilutive for each of the periods presented, were as follows (in thousands):

	For the period from January 1, 2003 to November 11, 2003	Year Ended December 31,
		2002	2001
Shares issuable under stock options	2,051	10,237	7,639
Shares of restricted stock subject to repurchase	—	134	1,057

	2,051	10,371	8,696

Income Taxes

Prior to adoption of the liquidation basis of accounting, income taxes were computed using an asset and liability approach, which required the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that had been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities were based on provisions of the enacted tax law; the effects of future changes in tax laws or rates were not anticipated. The measurement of deferred tax assets was reduced, if necessary, by the amount of any tax benefits that, based on available evidence, were not expected to be realized.

3.    Restructuring and Related Costs

In September 2001, the Company announced a restructuring program in an effort to better align its business operations with industry market conditions and the Company’s strategic objectives. The restructuring program included a reduction of the U.S. workforce, discontinuation of its operations in New Zealand and a reduction of its presence in Europe. The actions resulted in severance and related costs, and charges to write off goodwill and intangible assets related to the New Zealand subsidiary. Restructuring and related costs included in operating expenses totaled approximately $8.5 million for the year ended December 31, 2001. In addition, associated with these actions, the Company included $2.8 million in operating expenses for the year ended December 31, 2001 related to lease termination costs and a provision for loss on an operating lease.

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

During 2003, in connection with its decision to evaluate strategic alternatives and, ultimately, the Company’s adoption of the Plan, the Company terminated a total of 73 employees during 2003. Severance and related costs associated with these headcount reductions totaling $948,000 is included in operating expenses for the period from January 1, 2003 to November 11, 2003.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, in an effort to retain key employees, the Company entered into agreements with its officers and certain employees which entitled such officers and employees to receive certain retention bonus payments upon the completion of providing employment services to the Company for a specified period of time. Retention bonuses of $1.4 million were earned and paid during the period from January 1, 2003 to November 11, 2003. In October, the retention agreements for the Company’s two remaining employees expired and the Company paid the earned retention bonuses to these employees. Concurrently, the Company entered into an employment agreement with the two remaining employees which provides that in the event the Company terminates the employees without cause, the employees will be entitled to receive a severance payment equal to six months annual base salary. These severance obligations are included in estimated net costs during liquidation as of December 31, 2003.

Restructuring and related charges consisted of the following (in thousands):

	Severance and related costs	Retention bonus	Impairment of property and equipment	Impairment of intangible assets	Total
Restructuring costs during 2001	$742	$—	$241	$7,501	$8,484
Non-cash charges	—	—	(241)	(7,501)	(7,742)
Cash payments	(742)	—	—	—	(742)

Balance at December 31, 2001	—	—	—	—	—
Cash payments	—	—	—	—	—

Balance at December 31, 2002	$—	$—	$—	$—	$—
Restructuring costs during 2003	948	1,430	655	—	3,033
Non-cash charges	—	—	(655)	—	(655)
Cash payments	(948)	(1,430)	—	—	(2,378)

Balance at November 11, 2003	$—	$—	$—	$—	$—

There were no restructuring related activities during the period from November 12, 2003 to December 31, 2003.

4.    Investments

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

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, all of the Company’s available-for-sale securities that were classified as long-term had maturities between one year and two years. As of December 31, 2003, the company had no available-for-sale securities.

5.    Property and Equipment and Assets Held for Sale

Property and equipment consisted of the following (in thousands):

As of December 31, 2002
Computer equipment and purchased software	$3,382
Test and lab equipment	1,980
Furniture and office equipment	852
Leasehold improvements	131

6,345
Less accumulated depreciation and amortization	4,850

Property and equipment, net	$1,495

Depreciation and amortization expense of property and equipment totaled $417,000 for the period from January 1, 2003 to November 11, 2003, $1,822,000 for the year ended December 31, 2002, and $2,027,000 for the year ended December 31, 2001.

During the three months ended June 30, 2003, the Company terminated most of its remaining employees and ceased its research and development activities. As a result of these actions, the Company’s property and equipment was no longer required for ongoing operating activities and the Company began actively marketing the assets through a third-party asset liquidator. The Company recorded a $655,000 asset impairment charge during the three months ended June 30, 2003 in order to state the assets at their fair value less estimated selling costs. A reconciliation of the changes in property and equipment and assets held for sale for the period from January 1, 2003 to November 11, 2003 and from November 12, 2003 to December 31, 2003 follows (in thousands):

Total
Property and equipment, net at December 31, 2002	$1,495
Depreciation expense	(417)
Loss on disposal of assets	(31)
Asset impairment charge	(655)
Cash proceeds from sale of assets	(321)

Assets held for sale at November 11, 2003	$71

Cash proceeds from sale of assets	(25)

Assets held for sale at December 31, 2003	$46

Assets held for sale are included in receivables and other current assets in the consolidated statement of net assets in liquidation at December 31, 2003.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

The provision (benefit) for income taxes is based upon loss before income taxes as follows (in thousands):

	For the period from January 1, 2003 to November 11, 2003	Year Ended December 31,
		2002	2001
Domestic	$(22,421)	$(24,968)	$(75,925)
Foreign	—	(447)	(969)

	$(22,421)	$(25,415)	$(76,894)

Income taxes were comprised of the following (in thousands):

	For the period from January 1, 2003 to November 11, 2003	Year Ended December 31,
		2002	2001
Current:
Federal	$—	$—	$(363)
State	208	77	343
Foreign	—	48	71

Total current tax expense	208	125	51
Deferred:
Federal	—	—	3,616

Total deferred tax expense	—	—	3,616
Total income tax expense	$208	$125	$3,667

The 2002 and 2001 income tax expense differed from the amounts computed by applying the U.S federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	For the period from January 1, 2003 to November 11, 2003	Year Ended December 31,
		2002	2001
Federal recovery at statutory rate	$(7,623)	$(8,641)	$(26,144)
State taxes, net of federal income tax benefit	208	51	226
Foreign tax differential	—	200	—
Research and development and other credits	—	—	(200)
Permanent differences relating to stock exercise	65	696	1,119
Valuation allowances not benefited	—	—	3,616
Net operating losses and credits not benefited	7,554	7,819	24,979
Other differences	4	—	71

Total income tax expense	$208	$125	$3,667

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows (in thousands):

	As of December 31,
	2003	2002	2001
Deferred tax assets:
Reserve for bad debt	$—	$—	$234
Sales return reserve and other accruals	—	—	156
Inventory reserve	—	2,175	—
Accrued vacation	—	265	276
Warranty reserve	—	—	17
Startup and organizational costs	—	—	294
Deferred revenues	—	52	69
Estimated litigation settlement costs	340	—	—
Estimated costs to be incurred during liquidation	275	—	—
Other accruals and reserves	101	1,876	228
Goodwill, foreign branch	2,380	2,602	—
Net operating loss carryforwards	39,499	31,921	25,884
Credit carryforwards	8,682	8,678	6,758

Total gross deferred tax assets	51,277	47,569	33,916
Valuation allowance	(51,277)	(47,569)	(33,815)

Total deferred assets	—	—	101
Deferred tax liabilities:
Plant and equipment	—	—	(101)

Total deferred tax assets	$—	$—	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s adoption of a plan of complete liquidation and dissolution in November 2003, it believes it is more likely than not that it will not realize the benefits of these deductions and accordingly, a full valuation allowance has been established against the net deferred tax assets. The total valuation allowance increased by $3,708,000 for the period from January 1, 2003 to November 11, 2003 and $13,754,000 for the year ended December 31, 2002.

As of December 31, 2003, the Company has reported net operating loss carryforwards of approximately $110,200,000 and $51,300,000 for federal and California income tax purposes, respectively. The federal net operating loss carryforwards expire in various tax years through 2023 and California net operating loss carryforwards expire in various tax years through 2013. In addition, the Company has research and development credits of approximately $5,900,000 for federal purposes and $4,100,000 for state purposes. The federal R&D credits will expire in various tax years through 2022, and the California R&D credits can be carried forward indefinitely. Also, the Company has $115,000 of manufacturer’s investment tax credit carryforward for California purposes, which will expire beginning in 2011.

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

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Other Current Liabilities and Accrued Expenses

Other current liabilities and accrued expenses consisted of the following (in thousands):

As of December 31, 2002
Deferred rent	$1,318
Accrued legal	63
Sales tax payable	—
Accrual for loss on operating lease	901
Accrued warranty	11
Other	351

Total	$2,644

8.    Leases

In connection with the discontinuation of operations in New Zealand and the reduced presence in Europe during fiscal 2001, certain facilities leases were terminated. Charges for lease termination costs of $147,000 were included in operating expenses during the year ended December 31, 2001.

During fiscal 2001, the Company recorded a $2.7 million provision for estimated losses on an operating lease. The provision related to the portion of the Company’s leased headquarters facility that it intended to sublease at prevailing market rates, which were less than the rates that the Company was obligated to pay under a contractual lease commitment. The decision to sublease a portion of the Company’s facilities was made as a result of reductions in operations and workforce during 2001, which resulted in excess facilities. The $2.7 million provision was included in operating expenses for the year ended December 31, 2001.

As of December 31, 2002, the accrual for loss on operating lease consisted of a current portion of $901,000 included in other current liabilities and a long-term portion of $675,000.

In April 2003, the Company entered into an agreement, effective May 1, 2003, that restructured the operating lease associated with its headquarters facility that previously expired June 2010. Pursuant to the agreement, the Company made a payment of $14.2 million, which included prepayment of rent through December 31, 2003, for approximately 31,000 square feet of the headquarters facility and a charge to terminate the remainder of the original lease commitment. A lease termination penalty of $11.4 million is included in operating expenses for the period from January 1, 2003 to November 11, 2003. Additionally, the remaining balance in the accrual for loss on operating leases as of the effective date of the lease restructuring of $1.3 million was record as a reduction to operating expenses in the period from January 1, 2003 to November 11, 2003. Pursuant to the restructured operating lease, the Company was obligated to pay a proportional share of the facility’s operating expenses through December 31, 2003. As of December 31, 2003, the Company has no future facilities lease commitments.

9.    Warranty Obligations and Other Guarantees

We adopted Financial Accounting Standards Board Interpretation No. 45 (FIN 45) at the beginning of our fiscal year 2003.

Warranty Obligations

For products sold on or after May 1, 2003, the Company provided no warranty coverage. For products sold prior to May 1, 2003, the Company provided limited warranties on certain of its products for periods of up to one

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year. The Company recognized warranty reserves when products were shipped based upon an estimate of total warranty costs, and such reserves were included in accrued liabilities. The estimate of such costs was based upon historical and anticipated requirements. A reconciliation of the changes in accrued warranty for the period from January 1, 2003 to November 11, 2003 follows (in thousands):

	Accrued Warranty as of December 31, 2002	Payments made under warranty program	Product warranties issued	Deductions for change in estimates	Accrued Warranty as of November 11, 2003
Warranty accrual	$11	$—	$—	$11	$—

There have been no changes in accrued warranty for the period from November 12, 2003 to December 31, 2003.

Indemnification Agreements

The Company and the underwriters of its September 2000 secondary stock offering previously entered into an underwriting agreement, whereby each party agreed, under certain specific circumstances applicable to such party, to indemnify and reimburse the other party for litigation costs and expenses related to claims arising out of the secondary offering. During the second fiscal quarter of 2003, the Company received a request for reimbursement of approximately $250,000 in legal fees purportedly incurred by those underwriters in connection with their defense of a class action lawsuit filed against the Company, certain of its current officers and directors, and those underwriters which alleged that the defendants made false and misleading statements in violation of the Securities Act of 1933 as part of the September 2000 secondary stock offering. In February 2004, in exchange for the Company’s payment of $150,000 of legal fees incurred by the underwriters, the Company and the underwriters agreed to mutually release each other from any further indemnification and reimbursement obligations related to the secondary offering class action lawsuit. At December 31, 2003, the Company had, included in other current liabilities and accrued expenses, $150,000 accrued for legal fees related to this indemnification obligation.

In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors. These agreements require us, among other things, to indemnify such director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (other than such liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. In September 2003, we purchased a six-year directors and officers run-off insurance policy.

The Company has standard indemnification clauses contained within its various customer contracts. To date, there have been no known events or circumstances that have resulted in an indemnification-related liability to the Company pursuant to these customer contracts.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Litigation

A.    Shareholder Litigation

Secondary Offering Litigation

On March 28, 2001, the Louisiana School Employees’ Retirement System filed a putative class action lawsuit against the Company, certain of its current and former officers and directors and the underwriters of its September 21, 2001 secondary offering of common stock in the United States District Court for the Northern District of California. The complaint alleged that the defendants issued false and misleading statements in our prospectus issued in connection with the secondary offering. At or about the same time, four other purported class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California alleging that the defendants made false or misleading statements regarding the Company during the class period of June 5, 2000 through January 2, 2001.

All five cases were consolidated before Judge Saundra B. Armstrong on October 26, 2001, and by court order dated December 3, 2001, Radiant Advisors, LLC was designated as lead plaintiff and the law firms of Bernstein Litowitz Berger & Grossman LLP and Bernstein Liebhard & Lifshitz, LLP were designated as co-lead counsel for the consolidated actions. Plaintiff filed a consolidated First Amended Complaint (“FAC”) on September 13, 2002. The FAC alleges that the Company and the other defendants made false and misleading statements in connection with the Company’s secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933, and also that the Company and the other defendants made false and misleading statements during the class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Company and the other defendants moved to dismiss the FAC on October 8, 2002. On February 7, 2003, the court issued an order denying in part and granting in part, with leave to amend, the Company’s motion to dismiss.

On March 10, 2003, plaintiff filed a Second Amended Complaint (“SAC”) against the Company, certain of its current officers and directors, and the underwriters of its September 21, 2000 secondary offering of stock alleging that the Company and the other defendants made false and misleading statements in connection with the Company’s secondary offering in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed its answer to the SAC on June 13, 2003. On July 25, 2003, the U.S. District Court for the Northern District of California preliminarily approved a settlement of this class action lawsuit. The suit was settled for $7.0 million, of which insurance for the Company’s directors and officers paid approximately $6.1 million and the Company contributed approximately $0.9 million in cash during September 2003. On October 9, 2003, the court granted final approval of the settlement and dismissed all claims against all defendants in the suit without any admission of liability by any party.

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002,

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. Limited discovery is currently underway. A proposal has been made for the settlement and release of claims against the issuer defendants, including Turnstone. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at December 31, 2003.

B.    In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of the Company’s former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to the Company in the aggregate amount of $3,522,714.85. The Company filed its answer on September 10, 2002. Limited discovery is currently underway. At December 31, 2003, accrued estimated litigation settlement costs were $500,000 related to this case. The estimate of litigation settlement costs is based on a settlement offer discussed and verbally agreed on March 4, 2004 by counsel for the Committee and the Company. The settlement is subject to the execution of a formal settlement agreement by both parties and court approval. The actual amount of litigation settlement costs may vary as the Committee may rescind its offer at anytime, in which case, if the Company is not successful in defending against this claim, the actual litigation settlement costs may exceed the Company’s estimates.

11.    Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it did not have separately reportable operating segments, and operated in one principal business segment across domestic and international markets.

Information regarding geographic areas for the period from January 1, 2003 to November 11, 2003 and for years ended December 31, 2002 and 2001 are as follows (in thousands):

	For the period from January 1, 2003 ending November 11, 2003	Year Ended December 31,
		2002	2001
Revenues:
United States	$267	$2,012	$10,609
International	473	1,775	2,822

Total	$740	$3,787	$13,431

Long-lived assets:
United States	$—	$1,477	$3,027
International	—	18	41

Total	$—	$1,495	$3,068

Revenues are attributed to countries based on the location of the customers.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity

1998 and 2000 Stock Plans

In January 1998, the 1998 Stock Plan was adopted by the Board and subsequently received stockholder approval. Upon completion of the Company’s initial public offering, the 1998 Stock Plan was terminated, no further option grants were made under the 1998 Stock Plan, and all shares reserved but not yet issued under the 1998 Stock Plan were made available for grant under the 2000 Stock Plan. The 1998 Stock Plan permitted the Company to grant employees, outside directors, and consultants qualified stock options, nonstatutory stock options, or stock purchase rights to purchase shares of the Company’s common stock. Options generally vested 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vested in equal monthly installments over the 36 months thereafter. Options were exercisable immediately. Shares issued upon exercise of non-vested stock options were subject to the Company’s right to repurchase at the original exercise price. The Company’s repurchase right lapsed in accordance with the vesting schedule for the stock options. At December 31, 2003, no shares resulting from the early exercise of options were subject to repurchase. At December 31, 2002 and 2001, 39,000, and 430,000 shares, respectively, resulting from the early exercise of options were subject to repurchase at weighted-average exercise prices of $2.07 and $0.64, respectively.

The 2000 Stock Plan was adopted by the Board of Directors in November 1999 and became effective in February 2000. The 2000 Stock Plan provided for the grant of incentive stock options, nonstatutory stock options, and stock purchase rights to employees, directors and consultants. The plan also provided for nondiscretionary grants of nonstatutory options to outside directors. A total of 10,575,752 shares of common stock were reserved for issuance under the 2000 Stock Plan, including 575,752 shares available for grant under the 1998 Stock Plan that were transferred to the 2000 Stock Plan. In January 2001, the Board of Directors authorized an amendment to increase the number of shares of common stock reserved for issuance under the 2000 Stock Plan from 10,575,752 shares to 14,513,105 shares. Options granted under the 2000 Stock Plan were exercisable upon vesting. Options granted under the 2000 Stock Plan generally vested 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vested in equal monthly installments over the 36 months thereafter.

In September 2001, the Company granted stock purchase rights under the 2000 Stock Plan for the purchase of 674,000 shares to employees. These stock purchase rights had to be exercised prior to any shares being vested. These stock purchase rights vested 72% with respect to the number granted upon thirteen months of the grant date and the remainder vested in equal monthly installments over the 5 months thereafter. At December 31, 2002 and 2001, 94,000 and 627,000 shares, respectively, resulting from the exercise of these stock purchase rights were subject to repurchase at a weighted-average exercise price of $0.001.

The 2000 Stock Plan was terminated by the Board of Directors on December 4, 2003, when the Company filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware, de-listed its stock from NASDAQ and closed its transfer books.

2000 Nonstatutory Stock Plan

The 2000 Nonstatutory Stock Plan was adopted by the Board of Directors in August 2000. The 2000 Nonstatutory Stock Plan provided for the grant of nonstatutory stock options and stock purchase rights to employees and consultants. Options granted under the 2000 Nonstatutory Stock Plan generally vested 25% with respect to the number granted upon the first anniversary date of the option grant and the remainder vested in equal monthly installments over the 36 months thereafter. A total of 4,000,000 shares of common stock had been reserved for issuance under the 2000 Nonstatutory Stock Plan.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2000 Nonstatutory Stock Plan was terminated by the Board of Directors on December 4, 2003 when the Company filed its Certificate of Dissolution with the office of the Secretary of State of the State of Delaware, de-listed its stock from NASDAQ and closed its transfer books. As a result, all of the 15,796,000 remaining outstanding options under the 1998 and 2000 Stock Plans and the 2000 Nonstatutory Stock Plan were cancelled.

A summary of the status of the Company’s Stock Plans is as follows (in thousands, except for per share data):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value
Balances as of December 31, 2000	4,574	15,018	$22.44
Authorized	3,937	—
Granted with exercise price:
Less than fair value	(774)	774	0.16	$2.48
Equal to fair value	(1,724)	1,724	4.86	4.86
Greater than fair value	(607)	607	5.12	2.87
Exercised	—	(1,629)	0.64
Canceled	7,061	(8,855)	25.71

Balances as of December 31, 2001	12,467	7,639	$15.69
Granted with exercise price:
Equal to fair value	(3,812)	3,812	3.73	3.73
Exercised	—	(194)	0.58
Canceled	994	(1,020)	26.35

Balances as of December 31, 2002	9,649	10,237	10.23
Exercised	—	(970)	1.62
Canceled	6,147	(9,267)	$11.14
Plan termination	(15,796)	—

Balances as of December 31, 2003	—	—

There were no stock options outstanding or exercisable at December 31, 2003 since the Company had terminated its options plans, de-listed its stock and closed its transfer books.

The Company used the intrinsic-value method to account for its stock-based compensation arrangements for employees whereby compensation cost was recognized to the extent the fair value of the underlying common stock exceeded the exercise price of the stock options at the date of grant. A net reduction of $220,000 in 2003 and $90,000 in 2002 has been recorded for deferred stock compensation due to the cancellations of options upon employee terminations for which deferred stock compensation was recorded for the excess of the fair value of the common stock underlying the options at the grant date, over the exercise price of options.

These amounts were amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation was $192,000 in 2003, $2,001,000 in 2002, and $3,924,000 in 2001. There were no options granted in 2003.

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan was adopted by the Board of Directors in November 1999 and became effective in February 2000. A total of 1,000,000 shares of common stock had been reserved for issuance,

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with an annual increase for subsequent years. In January 2001, the Board of Directors approved an amendment to the Purchase Plan to increase the number of shares available for issuance thereunder from 1,000,000 shares to 2,500,000 shares. A total of 8,000 and 123,000 shares were issued pursuant to the 2000 Employee Stock Purchase Plan in 2003 and 2002, respectively. The weighted-average purchase price per share under the Purchase Plan during 2003 and 2002 was $2.13 and $2.54, respectively. The 2000 Employee Stock Purchase Plan provided eligible employees the opportunity to purchase common stock, subject to certain restrictions, through payroll deductions. The purchase price per share was 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever was lower. The 2000 Employee Stock Purchase Plan was terminated on May 1, 2003.

Common Stock Repurchase Program

On October 3, 2001, the Board of Directors authorized a stock repurchase program of up to $15 million over the proceeding twelve-month period. During October 2002, the Board of Directors extended the stock repurchase program authorized in October 2001 for an additional twelve-month period. The stock repurchase program was terminated on August 13, 2003. Under the program, the Company repurchased 293,000 shares for an aggregate amount of $734,000 in 2003, 1,929,000 shares an aggregate amount of $6.3 million in 2002, and 1,199,000 shares for an aggregate amount of $3.6 million in 2001.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	For the period from October 1, 2003 to November 11, 2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$390	$296	$52	$2
Cost of revenues	2	1	17	(10)

Gross profit	388	295	35	12
Operating expenses:
Research and development	4,363	1,370	—	—
Sales and marketing	1,219	343	—	—
General and administrative	1,737	2,331	1,849	324
Amortization of deferred stock compensation	124	46	22	—
Lease termination penalty, net	—	11,377	—	—
Provision for (recovery of) loss on operating lease	—	(1,276)	—	—
Asset impairment charge	—	655	—	—

Total operating expenses	7,443	14,846	1,871	324

Operating loss	(7,055)	(14,551)	(1,836)	(312)
Litigation settlement	—	(920)	—	23
Interest income and other, net	1,013	569	463	185
Income tax expense (recovery)	25	155	29	(1)

Net loss	$(6,067)	$(15,057)	$(1,402)	$(103)

Basic net loss per share	$(0.10)	$(0.24)	$(0.02)	$0.00

Diluted net loss per share	$(0.10)	$(0.24)	$(0.02)	$0.00

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$830	$973	$1,058	$926
Cost of revenues (1)	282	371	554	6,009

Gross profit (loss)	548	602	504	(5,083)
Operating expenses:
Research and development	3,527	3,588	3,947	3,941
Sales and marketing	2,165	2,152	1,866	1,805
General and administrative	694	766	640	677
Amortization of deferred stock compensation	735	550	425	291

Total operating expenses	7,121	7,056	6,878	6,714

Operating loss	(6,573)	(6,454)	(6,374)	(11,797)
Interest income and other, net	1,597	1,492	1,507	1,187
Income tax expense (recovery)	105	(91)	64	47

Net loss	$(5,081)	$(4,871)	$(4,931)	$(10,657)

Basic net loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.17)

Diluted net loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.17)

(1)	Cost of revenues for the quarter ended December 31, 2002 include a $5.6 million charge to write down the value of inventory on-hand at December 31, 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our significant personnel reductions during 2003 have affected the overall control environment. As of December 31, 2003, there are only two remaining employees. One employee, Eric S. Yeaman, is the Chief Executive Officer and Chief Financial Officer. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of our disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Our executive officers and directors and their ages, as of February 1, 2004, are as follows:

Name	Age	Position(s)
Albert Y. Liu	31	General Counsel, Director of Human Resources and Director
John K. Peters	55	Director
Eric S. Yeaman	33	Chief Executive Officer, Chief Financial Officer and Director

Albert Y. Liu has been a director of Turnstone Systems since December 2003. Mr. Liu joined Turnstone Systems in May 2000 and has served as General Counsel since that time. He has also served as Director of Human Resources since September 2001. From October 1997 to May 2000, Mr. Liu practiced corporate and securities law at Sullivan & Cromwell, a leading U.S. law firm. Mr. Liu holds a J.D. from The University of California, Hastings College of the Law, and an A.B. in Political Science and a B.S. in Computer Science from Stanford University.

John K. Peters has been a director of Turnstone Systems since June 1999. Mr. Peters has served as the Chief Executive Officer of Yipes Enterprise Services, Inc. since November 2003. From August 2002 through November 2003, Mr. Peters served as the Chief Executive Officer of Netli, Inc. From February 2002 to August 2002, Mr. Peters served as an independent consultant to the telecommunications, data communications and venture capital industries. He served as Chief Executive Officer of Sigma Networks, a provider of broadband metropolitan area network services, from February 2000 through January 2002. From July 1995 to January 2000, Mr. Peters held the position of Executive Vice President as well as various other senior management positions at Concentric Network Corporation, a provider of Internet protocol-based network services. From February 1993 to July 1995, Mr. Peters served as President of Venture Development Consulting, a consulting firm specializing in new communications and information services. Mr. Peters holds an M.B.A. from the Stanford University Graduate School of Business and a B.S. in Statistics from Stanford University.

Eric S. Yeaman has been a director of Turnstone Systems since December 2003. Mr. Yeaman joined Turnstone Systems in January 2000 and has served as the Chief Executive Officer since September 2003 and the Chief Financial Officer since November 2001. From January 2000 to November 2001, he served as Controller. From December 1997 to January 2000, Mr. Yeaman served as Controller of Atmosphere Networks, Inc., an optical networking equipment manufacturer. From May 1997 to November 1997, Mr. Yeaman served as Controller of Golfweb, an Internet-based provider of golf-related merchandise. From October 1995 to April 1997, Mr. Yeaman served as accounting manager for Whitetree. Mr. Yeaman holds a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo.

There are no family relationships between any of our directors or executive officers.

Board of Directors

Prior to our 2003 Annual Meeting, our certificate of incorporation divided our board of directors into three classes. Each class consisted of one-third of the total number of directors. All directors in a given class served contemporaneous three-year terms. At our 2003 Annual Meeting, our stockholders approved the amendment of our certificate of incorporation to eliminate the classification of our board of directors.

During the period from January 1, 2003 to December 2, 2003, our board of directors consisted of six members. On December 2, 2003, five directors resigned from the board and Messrs. Liu and Yeaman, our executive officers, were appointed to the board of directors. Our board of directors currently consists of Messrs. Liu and Yeaman and continuing director John K. Peters. Directors are elected for a one-year term so that the term of all directors expires each year. A director serves for the designated term and until his or her respective successor is elected or appointed, or until the director’s death, resignation or removal. Stockholders are not entitled to cumulative voting in the election of directors.

Board Committees and Meetings

During fiscal 2003, our board of directors held twelve meetings.

We established an audit committee in October 1999. The audit committee currently consists of Mr. Peters, who has served as a member since July 2000. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. There is no specified term for committee members. Our board of directors has determined that Mr. Peters is an audit committee financial expert and is an independent director. The audit committee met five times in fiscal 2003.

We established a compensation committee in March 1999. The compensation committee currently consists of Mr. Peters, who has served as a member since October 1999. The compensation committee reviews and recommends to the board of directors the compensation of all of our officers and directors, including stock compensation, and establishes and reviews general policies relating to the compensation and benefits of our employees. There is no specified term for committee members. The compensation committee did not meet separately outside of the general meetings of the board of directors in fiscal 2003.

We established a stock option grant committee in March 1999. The stock option grant committee currently has no members. The board of directors delegated to the stock option grant committee the authority to act as administrator of our stock option plans solely for the purpose of granting stock options to new and current non-executive employees within board-approved guidelines. The stock option grant committee is not authorized to grant stock options to our directors or executive officers. There is no specified term for committee members. The stock option grant committee did not meet separately outside of the general meetings of the board of directors in fiscal 2003.

We established a special litigation committee in November 2002. The special litigation committee currently consists of Mr. Peters, who has been a committee member since inception. The board of directors delegated to the special litigation committee the authority to oversee the federal securities class action lawsuit against us relating to our initial public offering. There is no specified term for committee members. The special litigation committee met once in fiscal 2003.

During the 2003 fiscal year, each current board member attended at least 75% of the aggregate of the meetings of the board and of the committees on which he served and held during the period for which he was a board or committee member, respectively.

Legal Proceedings

Certain of our current and former directors and officers have been named as co-defendants in legal proceedings against us. See “Certain Relationships and Related Transactions” below for information regarding these specific legal proceedings and our indemnity obligations.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. These officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, we believe that all of our executive officers and directors have complied with all applicable filing requirements for the fiscal year ended December 31, 2003.

Code of Ethics

We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all of our employees. This financial code of ethics, which is one of several policies within our code of business conduct, is posted on our website at http://www.turnstone.com.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address specified above.

Item 11.    Executive Compensation

Summary Compensation Table

The following table shows, for the last three fiscal years, compensation earned for services rendered to Turnstone Systems in all capacities by our former and current Chief Executive Officer, and our next three most highly compensated executive officers who earned more than $100,000 during fiscal year 2003, two of whom were no longer employed by us as of December 31, 2003.

	Annual Compensation			Long-Term Compensation Awards				All Other Compensation
Name and Principal Positions	Year	Salary	Bonus	Restricted Stock Award			Securities Underlying Option
Richard N. Tinsley Former President and Chief Executive Officer(1)	2003 2002 2001	$126,672 190,008 190,008	$122,039 — —	$	— — —		— 500,000 300,000	$47,502(2 — —)

P. Kingston Duffie Chief Technology Officer(3)	2003 2002 2001	63,718 175,000 175,000	59,229 — —		— — —		— 300,000 150,000	60,536(2 — —)

Carl Hubbard Vice President, Engineering(4)	2003 2002 2001	102,396 175,000 154,850	98,265 50,653 —		— — —		— 200,000 187,500	50,312(2 — —)

Albert Y. Liu General Counsel and Director of Human Resources	2003 2002 2001	165,006 165,006 165,006	124,385 55,048 9,281		— — 61,725(5)		— 200,000 62,000	19,038(6 — —)

Eric S. Yeaman Chief Executive Officer and Chief Financial Officer(7)	2003 2002 2001	165,000 165,006 138,751	124,385 53,360 7,594		11,645(5 53,987(5 —	) )	— 100,000 109,500	18,432(6 — —)

(1)	Mr. Tinsley’s employment with Turnstone Systems was terminated in August 2003.
(2)	Consists of payment for severance and accrued and unused vacation benefits associated with the termination of the employee’s employment.
(3)	Mr. Duffie’s employment with Turnstone Systems was terminated in May 2003.
(4)	Mr. Hubbard’s employment with Turnstone Systems was terminated in July 2003.
(5)	In September 2001, each of Messrs. Liu and Yeaman purchased 25,000 shares of our common stock at a purchase price of $0.001 per share under restricted stock purchase agreements. The agreements contained vesting provisions that give Turnstone Systems the option to repurchase unvested shares at the original purchase price if their service to Turnstone Systems is terminated. 13/18 of the shares vest and are no longer subject to repurchase as of October 2002, and 1/18 of the remaining shares will vest each month thereafter. At December 31, 2002 and based upon the fair market value of our common stock at that time, the shares were valued at $67,500. Turnstone Systems has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

(6)	Consists of payment for accrued and unused vacation benefits.
(7)	Mr. Yeaman was appointed Chief Executive Officer effective as of August 31, 2003 and Chief Financial Officer in November 2001.

Option Grants in Last Fiscal Year

We did not grant any stock options to our executives and employees during the fiscal year ended December 31, 2003. All of our option plans were terminated on December 4, 2003, when our certificate of dissolution became effective with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable as of December 31, 2003.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information relating to option exercises by the executive officers named in the summary compensation table during the fiscal year ended December 31, 2003. As all of our options plans were terminated on December 4, 2003, there are no options outstanding or exercisable as of December 31, 2003.

The “Value Realized” is based upon the fair market value of our common stock on the date of exercise, minus the per share exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise of Options	Value Realized for Exercised Options	Shares Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard N. Tinsley	—	$—	—	—	$—	$—
P. Kingston Duffie	—	—	—	—	—	—
Carl Hubbard	96,875	37,733	—	—	—	—
Albert Y. Liu	24,999	2,500	—	—	—	—
Eric S. Yeaman	49,998	6,000	—	—	—	—

Director Compensation

Effective as of January 1, 2003 and prior to December 2, 2003, our non-employee directors received $1,000 for each meeting of our board of directors or a committee of our board of directors (unless held in conjunction with a meeting of the board of directors as a whole) attended in person or by telephone. Our non-employee directors were also paid an annual retainer in the amount of $15,000, paid at the end of each calendar quarter, but prorated for any partial year. Our directors were also eligible for reimbursement from us of any expenses incurred by them in connection with their attendance at any meetings. Effective as of December 2, 2003, our non-employee directors will receive $2,000 for each meeting of our board of directors or a committee of our board of directors (unless held in conjunction with a meeting of the board of directors as a whole) attended in person or by telephone. Our non-employee director will also be paid an annual retainer in the amount of $30,000, paid at the end of each calendar quarter, but prorated for any partial year.

Historically, under our 2000 Stock Plan, non-employee directors received automatic annual nondiscretionary stock option grants of 50,000 shares and were also eligible to receive additional stock option grants at the discretion of the board of directors. Also, each person who joined our board of directors as a non-employee director was automatically granted an initial option to purchase up to 200,000 shares under the 2000 Stock Plan. The exercise price for option grants to our directors was equal to the closing price of our common stock on the date of the grant, and vested over a period of years according to our 2000 Stock Plan.

All of our option plans were terminated on December 4, 2003, when our certificate of dissolution became effective with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable at December 31, 2003.

Employment Agreements and Change in Control Arrangements

In January 2003, we entered into a retention agreement with each of our executive officers at that time, including P. Kingston Duffie, Chief Technology Officer, James T. Graf, Vice President, Operations, Carl Hubbard, Vice President, Engineering, Albert Y. Liu, General Counsel and Director of Human Resources, Richard N. Tinsley, President and Chief Executive Officer, Terry White, Vice President, Worldwide Sales and Eric S. Yeaman, Chief Financial Officer. The agreement provides that upon the earliest of (i) an involuntary termination of the officer by us, (ii) the closing of a merger or sale transaction involving a change of control of us or (iii) October 9, 2003 (such earliest date being referred to as the “Transition Date”), the officer will receive payment of a retention bonus equal to 100% of his earned annual base salary from January 9, 2003 through the Transition Date if he is still employed with us at that time. Furthermore, in the event of an involuntary termination, the officer will be entitled to an additional severance payment equal to three months of his annual base salary. In April 2003, we terminated the employment of Mr. White, and paid him earned retention and severance of $135,574. In May 2003, we terminated the employment of Mr. Duffie and paid him earned retention and severance of $102,979. Concurrently, we and Mr. Duffie entered into a consulting agreement for intellectual property management and other general technical consulting services as requested by us from time to time. No payments have been made to Mr. Duffie pursuant this consulting agreement as of December 31, 2003. In July 2003, we terminated the employment of Mr. Graf and paid him earned retention and severance of $121,728, and terminated the employment of Mr. Hubbard and paid him earned retention and severance of $142,015. Concurrently, we and Mr. Hubbard entered into a consulting agreement for general engineering services, as requested by us from time to time. No payments have been made to Mr. Hubbard pursuant to this consulting agreement as of December 31, 2003. In August 2003, we terminated the employment of Mr. Tinsley and paid him earned retention and severance of $169,541. Concurrently, we and Mr. Tinsley entered into a consulting agreement for general technical consulting services as requested by us from time to time at a rate of $100 per hour. No payments have been made to Mr. Tinsley pursuant to this consulting agreement as of December 31, 2003. In October 2003, we paid Mr. Liu earned retention and vacation benefits of $143,421 and paid Mr. Yeaman earned retention and vacation benefits of $142,815, upon the expiration of their retention agreements with us. Concurrently, we entered into an employment agreement with each of Messrs. Liu and Yeaman. The employment agreement provides that in the event we terminate the officer’s employment without cause, the officer will be entitled to receive a severance payment equal to six months of his annual base salary.

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

General Compensation Philosophy

Historically, the primary objectives of our executive compensation policies included the following:

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

We competed in an aggressive and dynamic industry and, as a result, believed that finding, motivating, and retaining quality employees, particularly senior managers, sales personnel, and technical personnel were key factors to our future success. Our compensation philosophy sought to align the interests of stockholders and management by tying compensation to our financial performance, either directly in the form of salary and bonuses paid in cash or indirectly in the form of appreciation of stock options and in certain instances, restricted stock granted to principal executive officers.

Cash Compensation

Historically, we sought to provide cash compensation to our executive officers, including base salary and an annual cash bonus, at levels that were commensurate with cash compensation of executives with comparable responsibility at similarly situated technology companies. Annual increases in base salary were determined on an individual basis based on market data and a review of the officer’s performance and contribution to various individual, departmental, and corporate objectives. Cash bonuses were intended to provide additional incentives to achieve such objectives.

The salaries and cash bonuses of each of our executive officers, other than the Chief Executive Officer, were determined by the board of directors, upon the recommendation of the Chief Executive Officer. The Chief Executive Officer’s base salary was determined by the board of directors, upon the recommendation of the committee. Richard N. Tinsley served as Turnstone Systems’ President and Chief Executive Officer from January 1998 through August 2003. During fiscal 2003, Mr. Tinsley’s base annual salary was $190,000. Eric S. Yeaman has served as Turnstone Systems’ Chief Executive Officer and Chief Financial Officer since September 2003. During fiscal 2003, Mr. Yeaman’s base annual salary was $165,000. Because our business operations are being dissolved, no changes in compensation are anticipated for fiscal 2004.

In January 2003, we entered into a retention agreement with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, our executive officers at that time. The agreement provides that upon the earliest of (i) an involuntary termination of the officer by us, (ii) the closing of a merger or sale transaction involving a change of control of us or (iii) October 9, 2003 (such earliest date being referred to as the “Transition Date”), the officer will receive payment of a retention bonus equal to 100% of his earned annual base salary from January 9, 2003 through the Transition Date if he is still employed with us at that time. Furthermore, in the event of an involuntary termination, the officer will be entitled to an additional severance payment equal to three months of his annual base salary. We believe these arrangements were appropriate to ensure the retention of our executive officers during the exploration of strategic alternatives for the company. Since January 2003, we have terminated the employment of Messrs. Duffie, Graf, Hubbard, Tinsley and White, and have paid them their earned retention amounts. In October 2003, we paid Mr. Liu earned retention and vacation benefits of $143,421 and paid Mr. Yeaman earned retention and vacation benefits of $142,815, upon the expiration of their retention agreements with us. Concurrently, we entered into an employment agreement with each of Messrs. Liu and Yeaman. The employment agreement provides that in the event we terminate the officer’s employment without cause, the officer will be entitled to receive a severance payment equal to six months of his annual base salary.

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

Equity-Based Compensation

Stock Options.    Historically, stock options were periodically granted to provide additional incentive to executives and other employees to maximize long-term total return to our stockholders. Stock options were a particularly strong incentive because they were valuable to employees only if the fair market value of our common stock increases above the exercise price, which was set at the fair market value of our common stock on the date the option is granted. In addition, employees had to remain employed by us for a fixed period of time in order for the options to vest fully. Options generally vested over a four-year period to encourage option holders to continue in our employ.

We did not grant any stock options to our executives and employees in fiscal 2003. All of our option plans were terminated on December 4, 2003, when our certificate of dissolution became effective with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable at December 31, 2003.

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

Our common stock began trading on the Nasdaq National Market on February 1, 2000. On December 4, 2003, we voluntarily de-listed our common stock from the Nasdaq National Market and it has since been trading in the Over the Counter Market’s “pink sheets.” The following performance graph shows a comparison of cumulative total stockholder returns for our common stock with the cumulative returns on the Nasdaq Composite Index and the Nasdaq Telecommunications Index. The graph covers the period from February 1, 2000, the first day our stock was publicly traded, to December 31, 2003, the last day of our 2003 fiscal year. The performance shown is based upon historical data. We caution you that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

	Turnstone Systems	Nasdaq Composite	Nasdaq Telecomm
2/1/00	$100.00	$100.00	$100.00
12/29/00	15.34	60.97	45.93
12/31/01	8.19	48.13	23.45
12/31/02	5.57	32.96	10.78
12/31/03	5.95	49.44	18.19

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 1, 2004, by: (i) each person who is known by us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all directors and named executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column entitled “Number of Shares Beneficially Owned” excludes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days after the record date. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of the record date is listed separately under the column entitled “Number of Shares Underlying Options Beneficially Owned.” These shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, these stockholders have sole voting or investment power with respect to all shares, subject to applicable community property laws. The number and percentage of shares beneficially owned are based on 63,417,130 shares outstanding as of February 1, 2004.

Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Underlying Options Beneficially Owned	Approximate Percentage Owned
Benchmark Capital Partners(1) 2480 Sand Hill Road, Suite 200 Menlo Park, CA 94025	4,284,892	—	6.8%
P. Kingston Duffie(2)	5,582,260	—	8.8%
Carl Hubbard(3)	9,858	—	*
John K. Peters	215,000	—	*
Richard N. Tinsley(4)	5,512,980	—	8.7%
Albert Y. Liu	59,062	—	*
Eric S. Yeaman	78,662	—	*
All directors and named executive officers as a group (6 persons)	15,742,714	—	24.8%

*	Less than 1%
(1)	Includes 3,576,706 shares held by Benchmark Capital Partners II, L.P., 423,482 shares held by Benchmark Founders’ Fund II, L.P., 224,616 shares held by Benchmark Founders’ Fund II-A, L.P. and 60,088 shares held by Benchmark Members’ Fund, L.P.
(2)	Mr. Duffie’s employment with us was terminated in May 2003.
(3)	Mr. Hubbard’s employment with us was terminated in July 2003.
(4)	Mr. Tinsley’s employment with us was terminated in August 2003.

Equity Compensation Plan Information

In connection with the plan of liquidation and dissolution, we have terminated our stock option and employee stock purchase plans. There are currently no rights outstanding under any former equity compensation plan, and no shares are reserved for future issuance.

Item 13.    Certain Relationships and Related Transactions

In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors. These agreements require us, among other things, to indemnify such director against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (other than such liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us. We have been named as defendants in a class action lawsuit generally referred to as “IPO Allocation” claims relating to our initial public offering in January 2000. Certain of our current and former officers and directors have been named as co-defendants in this class action lawsuit and we may be required to indemnify these persons in connection with the lawsuit.

During fiscal 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are otherwise described under “Executive Compensation—Employment Agreements and Change in Control Agreements.”

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by KPMG LLP, independent accountants, for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002.

Fee Category	Fiscal 2003	Fiscal 2002
Audit Fees	$130,000	$139,500
Audit-Related Fees	—	10,500
Tax Fees	34,600	84,000
All Other Fees	—	—

Total Fees	$164,600	$234,000

Audit Fees.    Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in our quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees.    Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2003, KPMG did not bill us for any such services. In fiscal 2002 KPMG LLP provided an employee benefit plan audit.

Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice and tax planning. In fiscal 2003 and fiscal 2002 KPMG LLP provided U.S. tax compliance and consultation services.

All Other Fees.    KPMG LLP did not bill us for any other fees.

The Audit Committee considered and determined that the provision of the services other than the services described under “Audit Fee” and “Audit-Related Fees” is compatible with maintaining the independence of the independent auditors.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and audit-related services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with such pre-approval.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements and Supplementary Data

See Item 8 of this Form 10-K.

2.	Schedules

The following financial statement schedule of Turnstone Systems, Inc. for the period from January 1, 2003 to November 11, 2003 and years ended December 31, 2002 and 2001 is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2	Amended and Restated Bylaws of Turnstone Systems

4.1(1)	Form of Common Stock certificate

4.2(1)

Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999

4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley

10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.2(1)	1998 Stock Plan and forms of agreement thereunder

10.3(3)	Amended and Restated 2000 Stock Plan

10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder

10.5(3)	Amended and Restated 2000 Employee Stock Purchase Plan

10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation

10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999

10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates

10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel

10.12(6)	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003

Exhibit No.	Description
10.13(7)	First Amendment to Lease Agreement, dated as of April 7, 2003, between Turnstone Systems, Inc. and BRE/San Tomas I L.L.C.

10.14(8)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

10.15(9)	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard

10.16(10)	Consulting Agreement, dated as of August 31, 2003, between Turnstone Systems, Inc. and Richard N. Tinsley

10.17(11)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Albert Y. Liu

10.18(12)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Eric S. Yeaman

21.1	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(3)	Incorporated herein by reference to Appendix A of our 2002 Definitive Proxy Statement on Schedule 14A, filed on April 16, 2002, with the Securities and Exchange Commission.
(4)	Incorporated by reference herein to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.
(5)	Confidential treatment requested and received as to certain portions. This exhibit is incorporated by reference herein to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.
(6)	Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2003 with the Securities and Exchange Commission.
(7)	Incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.
(8)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.
(9)	Incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on August 11, 2003 with the Securities and Exchange Commission.
(10)	Incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on September 2, 2003 with the Securities and Exchange Commission.
(11)	Incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.
(12)	Incorporated herein by reference to Exhibit 10.18 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.

(b)	REPORTS ON FORM 8-K

(i)	The Company filed a report on Form 8-K on October 20, 2003, in Item 7 and Item 12 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date announcing the Company’s financial results for the fiscal quarter ended September 30, 2003. A copy of the press release was filed as Exhibit 99.1 thereto.

(ii)	The Company filed a report on Form 8-K on November 11, 2003, in Item 5 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date. A copy of the press release was filed as Exhibit 99.1 thereto.

(iii)	The Company filed a report on Form 8-K on December 2, 2003, in Item 5 of which the Company incorporated by reference the contents of a press release issued by the Company on the same date. A copy of the press release was filed as Exhibit 99.1 thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 9th day of March, 2004.

TURNSTONE SYSTEMS, INC.

By:	/s/ ERIC S. YEAMAN
Eric S. Yeaman Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric S. Yeaman his true and lawful attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ERIC S. YEAMAN Eric S. Yeaman	Chief Executive Officer Officer, Chief Financial Officer and Director	March 9, 2004

/s/ ALBERT Y. LIU Albert Y. Liu	General Counsel, Director of Human Resources and Director	March 9, 2004

/s/ JOHN K. PETERS John K. Peters	Director	March 9, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE PERIOD JANUARY 1, 2003 TO NOVEMBER 11, 2003 AND YEARS ENDED DECEMBER 31, 2002 AND 2001

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Operations	(Charge-offs)	Balance at End of Period
Allowance for doubtful accounts:
2003	$5	$(5)	$—	$—
2002	$598	$(314)	$(279)	$5
2001	$2,676	$(464)	$(1,614)	$598
Sales return reserve:
2003	$—	$—	$—	$—
2002	$400	$(167)	$(233)	$—
2001	$400	$—	$—	$400

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Turnstone Systems
3.2	Amended and Restated Bylaws of Turnstone Systems
4.1(1)	Form of Common Stock certificate
4.2(1)	Registration Rights Agreement, dated January 12, 1998, by and among Turnstone Systems and certain stockholders of Turnstone Systems named herein, as amended as of January 12, 1999 and November 21, 1999
4.3(2)	Form of Founder’s Restricted Stock Purchase Agreement entered into as of January 2, 1998, between Turnstone Systems and each of P. Kingston Duffie, M. Denise Savoie and Richard N. Tinsley
10.1(1)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers
10.2(1)	1998 Stock Plan and forms of agreement thereunder
10.3(3)	Amended and Restated 2000 Stock Plan
10.4(1)	2000 Nonstatutory Stock Plan and forms of agreement thereunder
10.5(3)	Amended and Restated 2000 Employee Stock Purchase Plan
10.6(2)	Manufacturing Agreement dated as of October 16, 1998, between Turnstone Systems and A-Plus Manufacturing Corporation
10.7(2)	OEM Purchase Agreement, dated effective as of September 1, 1999, between Turnstone Systems and Lucent Technologies Inc., as amended as of September 28, 1999 and December 9, 1999
10.8(1)	Lease dated April 28, 2000, between Turnstone Systems and South Bay/San Tomas Associates
10.11(5)	OEM Purchase Agreement, dated effective as of June 1, 2001, between Turnstone Systems, Inc. and Alcatel
10.12(6)	Form of Executive Retention Agreement entered into by Turnstone Systems with each of Messrs. Duffie, Graf, Hubbard, Liu, Tinsley, White and Yeaman, its executive officers, in January 2003
10.13(7)	First Amendment to Lease Agreement, dated as of April 7, 2003, between Turnstone Systems, Inc. and BRE/San Tomas I L.L.C.
10.14(8)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie
10.15(9)	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard
10.16(10)	Consulting Agreement, dated as of August 31, 2003, between Turnstone Systems, Inc. and Richard N. Tinsley
10.17(11)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Albert Y. Liu
10.18(12)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Eric S. Yeaman
21.1	Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(2)	Confidential treatment requested and received as to certain portions. These exhibits are incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(3)	Incorporated herein by reference to Appendix A of our 2002 Definitive Proxy Statement on Schedule 14A, filed on April 16, 2002, with the Securities and Exchange Commission.

(4)	Incorporated by reference herein to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on November 13, 2001 with the Securities and Exchange Commission.

(5)	Confidential treatment requested and received as to certain portions. This exhibit is incorporated by reference herein to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission.

(6)	Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed on March 18, 2003 with the Securities and Exchange Commission.

(7)	Incorporated herein by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(8)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.

(9)	Incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on August 11, 2003 with the Securities and Exchange Commission.

(10)	Incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on September 2, 2003 with the Securities and Exchange Commission.

(11)	Incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.

(12)	Incorporated herein by reference to Exhibit 10.18 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.