Form 10-Q
period 2004-03-31
TURNSTONE SYSTEMS INC
filed 2004-05-10
CIK 1054131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No. 000-28843

Turnstone Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

77-0473640

(I.R.S. Employer Identification No.)

7650 MARATHON DRIVE, SUITE A, LIVERMORE, CALIFORNIA 94550

(Address of principal executive offices)

(408) 907-1400

(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

As of April 30, 2004, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$12,583	$12,601
Estimated net realizable value of intellectual property	206	—
Receivables and other current assets	29	221

Total assets	$12,818	$12,822

Liabilities
Estimated litigation settlement costs	$500	$500
Estimated costs to be incurred during liquidation	654	810
Other current liabilities and accrued expenses	93	297

Total liabilities	$1,247	$1,607

Net assets in liquidation	$11,571	$11,215

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN

LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

Three months ended March 31, 2004
Net assets in liquidation at December 31, 2003	$11,215
Adjust estimated costs to be incurred during liquidation to fair value	81
Estimated proceeds from licensing of intellectual property	275

Net assets in liquidation at March 31, 2004	$11,571

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

Three months ended March 31, 2003
Revenues:
Product revenue	$268
Service revenue	122

Total net revenues	390
Cost of revenues:
Cost of product revenue	2
Cost of service revenue	—

Total cost of revenues	2

Gross profit	388

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $54)	4,363
Sales and marketing (exclusive of non-cash compensation expense of $16)	1,219
General and administrative (exclusive of non-cash compensation expense of $54)	1,737
Amortization of deferred stock compensation	124

Total operating expenses	7,443

Operating loss	(7,055)
Interest income and other, net	1,013

Loss before income tax	(6,042)
Income tax expense	25

Net loss	$(6,067)

Basic net loss per share of common stock	$(.10)

Diluted net loss per share of common stock	$(.10)

Weighted-average shares of common stock outstanding used in computing basic net loss per share	62,707

Weighted-average shares of common stock outstanding used in computing diluted net loss per share	62,707

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

Three months ended March 31,
2003
Operating activities
Net loss	$(6,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	418
Stock compensation expense	141
Reduction in allowance for doubtful accounts and sales returns	(3)
Loss on disposal of property and equipment	19
Effect of changes in foreign currency	(13)
Changes in assets and liabilities:
Accounts receivable	62
Inventories	—
Prepaid expenses and other assets	(567)
Accounts payable	(147)
Accrued compensation and benefits	676
Other accrued liabilities	35
Accrual for loss on operating lease	(225)
Other long-term liabilities	—
Deferred revenue	(118)

Net cash used in operating activities	(5,789)

Investing activities
Acquisition of property and equipment	—
Proceeds from disposal of property and equipment	2
Purchases of available-for-sale investments	(1,250)
Proceeds from sales and maturities of available-for-sale investments	98,779

Net cash provided by (used in) investing activities	97,531

Financing activities
Net proceeds from issuance of common stock	185
Purchases of treasury stock	(142)
Principal payments for capital lease obligations	—

Net cash provided by financing activities	43

Effect of exchange rate changes on cash and cash equivalents	14
Net increase (decrease) in cash and cash equivalents	91,799
Cash and cash equivalents at beginning of period	103,358

Cash and cash equivalents at end of period	$195,157

Supplemental disclosures of cash flow information:
Cash paid for income tax	$38

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

2.	Summary of Significant Accounting Policies

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.

These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 and footnotes thereto, included in the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements for the three months ended March 31, 2003 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the stockholders’ approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective November 11, 2003. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at March 31, 2004 and December 31, 2003 consisted primarily of money market funds.

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

Three Months Ended March 31, 2003
Net loss – as reported	$(6,067)
Add: Stock-based employee compensation expense included in the reported net loss, net of related tax effects	141
Deduct: Stock-based employee compensation recovery using the fair value based method, net of related tax effects	6,333

Pro forma net income	$407

Basic net income (loss) per share
As reported	$(0.10)

Pro forma	$0.01

Diluted net income (loss) per share
As reported	$(0.10)

Pro forma	$0.01

The pro forma diluted net income per share for the three months ended March 31, 2003 was calculated based on 63,018,000 weighted-average shares of common stock outstanding. During the three months ended March 31, 2003, adjustments to eliminate compensation cost previously recognized for options that were subsequently forfeited due to employee terminations exceeded compensation cost recognized during that same period resulting in a net recovery of stock-based compensation expense.

3.	Net Loss Per Share

Basic net loss per share was computed using the weighted-average number of outstanding shares of common stock excluding the weighted-average number of shares of restricted stock subject to repurchase. Diluted net loss per share was computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase, potential shares of common stock from options and warrants using the treasury stock method and from convertible securities using the “as-if converted basis”.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

Three Months Ended March 31, 2003
Net loss	$(6,067)

Basic and diluted:
Weighted average shares of common stock outstanding	62,758
Less: Weighted average shares subject to repurchase	(51)

Weighted average shares used in computing basic and diluted net loss per common share	62,707

Basic and diluted net loss per common share	$(.10)

Options to purchase 8,280,000 shares of common stock and 23,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of March 31, 2003, as their effect would have been antidilutive.

There were no stock options outstanding or exercisable at March 31, 2004 since the Company had terminated its options plans, de-listed its stock and closed its transfer books.

4.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

Three Months Ended March 31, 2003
Net loss	$(6,067)
Change in net unrealized loss on available-for-sale investments, net	(405)

Total comprehensive loss	$(6,472)

5.	Segment Information

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

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). Prior to the adoption of the Complete Plan of Liquidation and Dissolution on November 11, 2003, the Company’s operations comprised one product line. The CEO reviewed financial information on a single entity level basis for purposes of making operating decisions and assessing financial performance. The entity level financial information was the same as the information presented in the accompanying condensed consolidated statement of operations. Accordingly, the Company determined that it was engaged in a single operating segment.

For the three months ended March 31, 2003, approximately 39% of revenues were derived from sales to customers located outside the United States. Product revenues for the three months ended March 31, 2003 were derived from sales of loop management products. Service revenues for the three months ended March 31, 2003 were derived primarily from the Company’s maintenance programs for loop management products.

6.	Restructuring and Related Costs

In January 2003, the company reduced its headcount by approximately 40%, or 29 employees, and incurred related severance costs of $367,000, which are included in operating expenses for the three months ended March 31, 2003.

In January 2003, in an effort to retain key employees, the Company entered into agreements with its officers and employees which entitle such officers and employees to receive certain retention bonus payments upon the completion of providing employment services to the Company for a specified period of time. The Company recorded retention bonuses of $816,000 to operating expenses in the three months ended March 31, 2003.

In October 2003, the retention agreements for the Company’s two remaining employees expired and the Company paid the earned retention bonuses to these employees. Concurrently, the Company entered into an employment agreement with the two remaining employees which provides that in the event the Company terminates the employees without cause, the employees will be entitled to receive a severance payment equal to six months annual base salary. These severance obligations are included in estimated net costs during liquidation as of March 31, 2004.

7.	Warranty Obligations and Other Guarantees

Warranty Obligations

The Company has no warranty obligations remaining as of March 31, 2004. Accrued warranty was zero as of March 31, 2004 and December 31, 2003.

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

8.	Litigation

A.	IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. Limited discovery is currently underway. A proposal has been made for the settlement and release of claims against the issuer defendants, including Turnstone. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at March 31, 2004.

B.	In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to us in the aggregate amount of $3,522,714.85. We filed our answer on September 10, 2002. Upon adoption of the liquidation basis of accounting, we accrued estimated litigation settlement costs of $500,000 related to this case. The estimate of litigation settlement costs is based on a settlement offer discussed and verbally agreed on March 4, 2004 by counsel for the Committee and the Company. The parties executed a formal stipulation of settlement in April 2004. The settlement is subject to the final approval of the United States Bankruptcy Court. If the formal settlement agreement is not approved by the bankruptcy court, and the Company is not successful in defending against this claim, the actual litigation settlement costs may exceed the Company’s estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting our expectations, beliefs, intentions and strategies regarding our liquidation and dissolution, including, without limitation, statements regarding the execution, timing and expenses associated with our complete plan of liquidation and dissolution, disposition of our existing assets, the resolution of outstanding creditor claims and the ongoing litigation against us, and liquidating distributions, if any, to our stockholders, constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors,” on pp. 15 to 16, and 20 to 24, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

In March 2004, we licensed our Onyx software source code to a third party for $275,000 pursuant to a non-exclusive, perpetual software license agreement. Under the terms of the agreement, we received $69,000 upon execution of the agreement in March 2004. We received the remaining $206,000 in April 2004. We intend to continue to try to monetize our assets through direct sales and/or licensing arrangements, but we cannot assure you that we would be successful in consummating other transactions.

Prior to the decision to dissolve Turnstone Systems, Inc., we were a provider of hardware and software products that enabled local exchange carriers to deploy and maintain copper local loop services. Our products included copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

CRITICAL ACCOUNTING ESTIMATES

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the estimated litigation settlement costs, estimated costs to be incurred during liquidation, and estimated net realizable volume of intellectual property have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Litigation Settlement Costs

Under the liquidation basis of accounting, we accrue for estimated litigation settlement costs. Estimated litigation settlement costs, which amounted to $500,000 as of March 31, 2004, represent the estimated future legal fees to be incurred and the estimated settlement amounts to be paid to the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy on December 27, 2000. The Committee filed a complaint in the United States Bankruptcy Court seeking recovery of alleged preferential transfers to the Company in the aggregate amount of $3,522,715. In April 2004, we and the Committee entered into a stipulation of settlement, pursuant to which we agreed to make a payment of $500,000 to the Committee in exchange for a mutual release of all claims related to this matter. The stipulation of settlement is subject to the approval of the U.S. Bankruptcy Court, District of Delaware. The actual amount of litigation settlement cost may vary as the bankruptcy court may reject the settlement, in which case, if we are not successful in defending against this matter, the actual litigation settlement costs may exceed our estimate, ranging up to the full claim of $3,522,715, reducing net assets in liquidation. Conversely, our continued defense of the claim may result in a settlement for a lesser amount than our current estimate or a complete release of the claim, increasing net assets in liquidation. We are not aware of, and have not accrued for, any other outstanding litigation against us as of March 31, 2004.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation and severance for the two remaining employees, board fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $654,000 at March 31, 2004. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Estimated Net Realizable Value of Intellectual Property

At March 31, 2004, estimated net realizable value of intellectual property was $206,000. Our estimate is based on the remaining proceeds to be received pursuant to the licensing of Onyx software source code to a third-party. The proceeds were received in April 2004. Pursuant to our plan of dissolution, we continue to attempt to convert our intellectual property into cash and cash equivalents. Due to the significant uncertainties regarding our ability to sell and/or license our intellectual property, we generally estimate net realizable value to be zero until we have executed a license or purchase agreement and have received the related proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objectives are to liquidate our assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon our ability to convert certain remaining assets into cash and settle certain obligations. At March 31, 2004, we had net assets in liquidation of $11,571,000, or $.182 per common share.

As of March 31, 2004, our total assets were $12,818,000, consisting of $12,583,000 of cash and cash equivalents, $206,000 of estimated net realizable value of intellectual property, and $29,000 of receivables and other current assets. The following table summarizes the activity related to receivables and other current assets for the three months ended March 31, 2004 (in thousands):

	Assets held for sale	Security deposits	Total
Balance at December 31, 2003	$46	$175	$221
Cash proceeds	(17)	(175)	(192)

Balance at March 31, 2004	$29	$—	$29

At March 31, 2004, we estimate that there are $654,000 of costs to be incurred during liquidation, $500,000 of estimated litigation settlement costs and $93,000 of other current liabilities and accrued expenses. Estimated costs to be incurred during liquidation decreased to $654,000 from $810,000 due to net cash disbursements of $75,000 and an adjustment to decrease estimated costs to be incurred during liquidation of $81,000.

Net assets in liquidation increased to $11,571,000 as of March 31, 2004 from $11,215,000 at December 31, 2003. This increase is due to an $81,000 adjustment to decrease estimated costs of liquidation resulting primarily from insurance proceeds received related to an equipment loss experienced at our former headquarter facility, and estimated proceeds of $275,000 related to the third-party licensing of our Onyx software source code.

On November 28, we paid $175,665,000, or $2.77 per common share, to stockholders as a return-of-capital distribution.

THREE MONTHS ENDED MARCH 31, 2003

NET REVENUES

In connection with the adoption of the plan of dissolution, we will not generate revenues from our products or services in the future. We have ceased all sales and marketing efforts related to our products, and have no supply of product available for sale.

Net revenues for the three months ended March 31, 2003 consisted of product revenue and service revenue. Product revenue of $268,000 consisted primarily of sales of our CX100 loop management products and, to a lesser extent, our MX500 Copper CrossConnect® and SX Smart Splitter® products and our Crossworks™ and ONYX automation software licenses. Service revenue of $122,000 was derived primarily from our product maintenance programs.

For the quarter ended March 31, 2003, four customers each contributed greater than 10% of total revenues, for a combined total of 74.9% of total revenues. Revenue from international customers totaled 39.3% of our net revenues for the quarter ended March 31, 2003.

COST OF REVENUES

In connection with the adoption of our plan of dissolution, we will not generate revenues from our products and services in the future, and, therefore, will not incur cost of revenues in the future.

During the three months ended March 31, 2003, we utilized written-down inventory to fulfill demand, resulting in minimal cost of product revenue of $2,000, or 1% of product revenue.

RESEARCH AND DEVELOPMENT

We will not incur research and development expenses in the future. Research and development expenses of $4.4 million for the three months ended March 31, 2003 consisted primarily of salaries and related personnel expenses, retention bonuses, fees paid to consultants and outside service providers, and material costs related to the design, development, testing and enhancement of our products.

SALES AND MARKETING

We will not incur sales and marketing expenses in the future. Sales and marketing expenses of $1.2 million for the three months ended March 31, 2003 consisted primarily of salaries, retention bonuses, and related expenses for personnel engaged in marketing and sales activities.

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

General and administrative expenses of $1.7 million for the three months ended March 31, 2003 consisted primarily of salaries, retention bonuses and related expenses for executive, finance and administrative personnel, financial advisory fees, legal fees, and other general corporate expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

In connection with the adoption of the liquidation basis of accounting, deferred stock compensation was written down to its net realizable value of zero. There will be no deferred stock compensation in future periods. We amortized deferred stock compensation of approximately $124,000 in the three months ended March 31, 2003.

INTEREST INCOME AND OTHER, NET

Interest income and other, net of $1.0 million for the three months ended March 31, 2003 consisted primarily of income from our cash investments.

INCOME TAX EXPENSE

Income tax expense of $25,000 for the three months ended March 31, 2003 consisted primarily of state income taxes.

RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and mount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements.

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

Because of their inability to obtain additional financing or generate sufficient revenues to fund their operations, a number of our customers that previously purchased loop management products from us have filed or may file for bankruptcy protection. For example, in August 2002 the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to us in the aggregate amount of $3,522,714.85. In April 2004, we entered into a stipulation of settlement with the Committee, pursuant to which we would make a payment of $500,000 to the Committee in exchange for a mutual release of all claims related to the matter. The bankruptcy court may require us, or we may agree as part of a settlement, to return some or all of the payments we have received or will receive in the future from such customers prior to their initiation of bankruptcy proceedings, which would negatively affect our financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

At March 31, 2004 and December 31, 2003, we held our entire portfolio in money market funds, which are not subject to market risk.

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

Our significant personnel reductions during 2003 have affected the overall control environment. As of March 31, 2004, there are only two remaining employees. One employee, Eric S. Yeaman, is the Chief Executive Officer and Chief Financial Officer. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February

19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. Limited discovery is currently underway. A proposal has been made for the settlement and release of claims against the issuer defendants, including Turnstone. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We did not estimate that there will be future costs associated with this case and have not included costs associated with this case in estimated litigation settlement costs at March 31, 2004.

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

In March 2004, we and counsel for the Committee discussed and verbally agreed on a settlement proposal pursuant to which we would make a payment of $500,000 to the Committee in exchange for a mutual release of all claims related to this matter. The parties executed a formal stipulation of settlement in April 2004, which is still subject to the final approval of the United States Bankruptcy Court, District of Delaware. If the Court does not approve the stipulation of settlement, then we believe we have meritorious defenses and intend to defend the case vigorously. At March 31, 2004, accrued estimated litigation settlement costs were $500,000 related to this case.

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

In November 2003, we made a special cash distribution to stockholders totaling $175.7 million. In December 2003, we filed our certificate of dissolution with the Secretary of State of the State of Delaware. Pursuant to our plan of dissolution, we anticipate that we will distribute all of our remaining assets, including any remaining net proceeds from our offerings, to our stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.14(4)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

10.15(5)	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard

10.16(6)	Consulting Agreement, dated as of August 31, 2003, between Turnstone Systems, Inc. and Richard N. Tinsley

10.17(7)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Albert Y. Liu

10.18(8)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on August 11, 2003 with the Securities and Exchange Commission.
(6)	Incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on September 2, 2003 with the Securities and Exchange Commission.
(7)	Incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.
(8)	Incorporated herein by reference to Exhibit 10.18 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date: May 10, 2004	By:	/s/ Eric S. Yeaman
Eric S. Yeaman
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.14(4)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

10.15(5)	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard

10.16(6)	Consulting Agreement, dated as of August 31, 2003, between Turnstone Systems, Inc. and Richard N. Tinsley

10.17(7)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Albert Y. Liu

10.18(8)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(3)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on August 11, 2003 with the Securities and Exchange Commission.
(6)	Incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on September 2, 2003 with the Securities and Exchange Commission.
(7)	Incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.
(8)	Incorporated herein by reference to Exhibit 10.18 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.