Form 10-Q
period 2004-06-30
TURNSTONE SYSTEMS INC
filed 2004-08-09
CIK 1054131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2004

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

As of July 31, 2004, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$11,956	$12,601
Receivables and other current assets	94	221

Total assets	$12,050	$12,822

Liabilities
Distribution payable to stockholders	$10,781	$—
Estimated litigation settlement costs	—	500
Estimated costs to be incurred during liquidation	309	810
Other current liabilities and accrued expenses	50	297

Total liabilities	$11,140	$1,607

Net assets in liquidation	$910	$11,215

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months ended June 30, 2004	Six months ended June 30, 2004
Net assets in liquidation at beginning of period	$11,571	$11,215
Adjust assets and liabilities to fair value	120	201
Estimated proceeds from licensing of intellectual property	—	275
Declared but unpaid distributions to stockholders	(10,781)	(10,781)

Net assets in liquidation at June 30, 2004	$910	$910

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended June 30, 2003	Six months ended June 30, 2003
Revenues:
Product revenue	$274	$542
Service revenue	22	144

Total net revenues	296	686

Cost of revenues:
Cost of product revenue	1	3

Total cost of revenues	1	3

Gross profit	295	683

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $11 and $65 for the three and six months ended June 30, 2003, respectively)	1,370	5,733
Sales and marketing (exclusive of non-cash compensation expense of $3 and $19 for the three and six months ended June 30, 2003, respectively)	343	1,562
General and administrative (exclusive of non-cash compensation expense of $32 and $86 for the three and six months ended June 30, 2003, respectively)	2,331	4,068
Amortization of deferred stock compensation	46	170
Lease termination penalty, net	11,377	11,377

Reversal of provision for loss on operating lease	(1,276)	(1,276)
Asset impairment charge	655	655

Total operating expenses	14,846	22,289

Operating loss	(14,551)	(21,606)

Other income (expense)
Litigation settlement	(920)	(920)
Interest income and other, net	569	1,582

Total other income (expense)	(351)	662

Loss before income tax	(14,902)	(20,944)

Income tax expense	155	180

Net loss	$(15,057)	$(21,124)

Basic and diluted net loss per share of common stock	$(.24)	$(.34)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	62,968	62,838

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

Six months ended June 30, 2003
Operating activities
Net loss	$(21,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charge	655
Depreciation	418
Stock compensation expense	187
Provision for doubtful accounts and sales returns	(3)
Loss on disposal of property and equipment	31
Effect of changes in foreign currency	(14)
Changes in assets and liabilities:
Accounts receivable	(1)
Prepaid expenses and other assets	(1,164)
Accounts payable	(372)
Accrued compensation and benefits	(149)
Other current liabilities and accrued expenses	(904)
Other long-term liabilities	(675)
Deferred revenue	(140)

Net cash used in operating activities	(23,255)

Investing activities
Proceeds from disposal of property and equipment	18
Purchases of available-for-sale investments	(1,250)
Proceeds from sales and maturities of available-for-sale investments	109,078
Decrease in restricted cash	3,639

Net cash provided by investing activities	111,485
Financing activities
Net proceeds from issuance of common stock	608
Purchases of treasury stock	(734)

Net cash used in financing activities	(126)
Effect of exchange rate changes on cash and cash equivalents	11
Net increase (decrease) in cash and cash equivalents	88,115
Cash and cash equivalents at beginning of period	103,358

Cash and cash equivalents at end of period	$191,473

Supplemental disclosures of cash flow information:
Cash paid for income tax	$98
Deferred stock compensation	$(214)

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

In connection with the adoption of the plan and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations, although currently declining, will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and cash equivalents and amounts received from sales of non-cash assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash and amounts received from sales of non-cash assets are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

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

In June 2004, our board of directors approved a liquidating cash distribution of approximately $10.8 million, or $0.17 per common share, to our stockholders of record as of December 4, 2003. The distribution was completed on July 8, 2004. At the end of June 2004, we also terminated the employment of Albert Y. Liu, General Counsel & Director of Human Resources, and Eric S. Yeaman, Chief Executive Officer and Chief Financial Officer, our two remaining employees, and concurrently entered into consulting agreements with each of them to continue ongoing management of our liquidation. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate. The agreements do not provide for minimum retainer payments or termination fees.

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

The condensed consolidated financial statements for the three and six months ended June 30, 2003 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the stockholders’ approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective November 11, 2003. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at June 30, 2004 and December 31, 2003 consisted primarily of money market funds.

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

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net loss – as reported	$(15,057)	$(21,124)
Add: Stock-based employee compensation expense included in the reported net loss, net of related tax effects	46	187
Add: Stock-based employee compensation recovery using the fair value based method, net of related tax effects	4,222	10,554

Pro forma net loss	$(10,789)	$(10,383)

Basic net loss per share
As reported	$(0.24)	$(0.34)

Pro forma	$(0.17)	$(0.17)

Diluted net loss per share
As reported	$(0.24)	$(0.34)

Pro forma	$(0.17)	$(0.17)

During the three and six months ended June 30, 2003, adjustments to eliminate compensation cost previously recognized for options that were forfeited due to employee terminations exceeded compensation cost during that same period, resulting in a net recovery of stock-based compensation expense.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net loss	$(15,057)	$(21,124)

Basic and diluted:
Weighted average shares of common stock outstanding	62,984	62,871
Less: Weighted average shares subject to repurchase	(16)	(33)

Weighted average shares used in computing basic and diluted net loss per common share	62,968	62,838

Basic and diluted net loss per common share	$(.24)	$(.34)

Options to purchase 5,141,000 shares of common stock and 12,000 shares of common stock subject to repurchase have been excluded from the computation of diluted net loss per share as of June 30, 2003, as their effect would have been antidilutive.

There were no stock options outstanding or exercisable at June 30, 2004 since the Company had terminated its options plans, de-listed its stock and closed its transfer books.

4.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net loss	$(15,057)	$(21,124)
Change in net unrealized gain on available-for-sale investments, net	(19)	(424)

Total comprehensive loss	$(15,076)	$(21,548)

5.	Segment Information

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

For the three and six months ended June 30, 2003, approximately 92.8% and 62.4%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three and six months ended June 30, 2003 were derived from sales of loop management products. Service revenues for the three and six months ended June 30, 2003 were derived primarily from the Company’s maintenance programs for loop management products.

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

During the three months ended June 30, 2003, the Company terminated 39 employees, leaving only a limited number of personnel to continue to handle matters related to its previously announced exploration of strategic alternatives. Associated with these actions, the company recorded severance-related charges of approximately $434,000 for the three months ended June 30, 2003. Additionally, pursuant to retention agreements entered into with the affected employees in January 2003, the company made retention bonus payments to them of approximately $790,000 during the three months ended June 30, 2003.

In October 2003, the retention agreements for the Company’s two remaining employees expired and the Company paid the earned retention bonuses to these employees. Concurrently, the Company entered into an employment agreement with the two remaining employees which provides that in the event the Company terminates the employees without cause, the employees will be entitled to receive a severance payment equal to six months annual base salary. In June 2004, the Company terminated the employment of the two remaining employees and paid them the severance obligations under their employment agreements, which totaled $165,000.

7.	Other Guarantees

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

A. IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. A proposal has been made for the settlement and release of claims against the issuer defendants, including Turnstone. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. The underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at June 30, 2004.

B. In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to us in the aggregate amount of $3,522,714.85. Upon adoption of the liquidation basis of accounting, we accrued estimated litigation settlement costs of $500,000 related to this case. The estimate of litigation settlement costs was based on a settlement offer discussed and verbally agreed on March 4, 2004 by counsel for the Committee and the Company. The parties executed a formal stipulation of settlement in April 2004. In June 2004, the United States Bankruptcy Court, District of Delaware, approved the stipulation of settlement. Pursuant to the terms of the settlement, the Company paid the Committee $500,000 in June 2004. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation costs at June 30, 2004.

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

In June 2004, our board of directors approved a liquidating cash distribution of approximately $10.8 million, or $0.17 per common share, to our stockholders of record as of December 4, 2003. The distribution was completed in July 2004. At the end of June 2004, we also terminated the employment of Albert Y. Liu, General Counsel & Director of Human Resources, and Eric S. Yeaman, Chief Executive Officer and Chief Financial Officer, our two remaining employees, and concurrently entered into consulting agreements with each of them to continue ongoing management of our liquidation. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate. The agreements do not provide for minimum retainer payments or termination fees.

Prior to the decision to dissolve Turnstone Systems, Inc., we were a provider of hardware and software products that enabled local exchange carriers to deploy and maintain copper local loop services. Our products included copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

CRITICAL ACCOUNTING ESTIMATES

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $309,000 at June 30, 2004. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objectives are to liquidate our assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon our ability to convert certain remaining assets into cash and settle certain obligations. At June 30, 2004, we had net assets in liquidation of $910,000 or $.014 per common share.

As of June 30, 2004, our total assets were $12,050,000, consisting of $11,956,000 of cash and cash equivalents and $94,000 of receivables and other current assets. The following table summarizes the activity related to receivables and other current assets for the six months ended June 30, 2004 (in thousands):

	Assets held for sale	Security deposits	Tax refunds	Total
Balance at December 31, 2003	$46	$175	$—	$221
Cash proceeds	(17)	(175)	—	(192)

Balance at March 31, 2004	29	—	—	29
Change in estimated fair value	—	—	82	82
Cash proceeds	(17)	—	—	(17)

Balance at June 30, 2004	$12	$—	$82	$94

At June 30, 2004, our liabilities consisted of $10,781,000 of distributions payable to stockholders, $309,000 of estimated costs to be incurred during liquidation, and $50,000 of other current liabilities and accrued expenses. Distributions payable to stockholders is related to a liquidating distribution to stockholders approved by the Board of Directors in June 2004 and paid on July 8, 2004.

Estimated costs to be incurred during liquidation decreased to $309,000 at June 30, 2004 from $810,000 at December 31, 2004. This decrease is attributable to net cash payments of approximately $404,000 related to wages, severance costs, accounting and legal fees, and other costs associated with the liquidation of the Company, and to a decrease in estimated costs to be incurred during liquidation of $97,000.

Other current liabilities and accrued expenses decreased to $50,000 at June 30, 2004 from $297,000 at December 31, 2003. This decrease is primarily attributable to cash payments of approximately $225,000 to settle other current liabilities and accrued expenses, and an adjustment of $22,000 to decrease other current liabilities and accrued expenses to fair value.

On November 28, 2003, we paid $175,665,000, or $2.77 per common share, to stockholders as a return-of-capital distribution. On July 8, 2004, we paid $10,781,000, or $0.17 per common share, to stockholders as a liquidating cash distribution.

THREE AND SIX MONTHS ENDED JUNE 30, 2003

NET REVENUES

In connection with the adoption of the plan of dissolution, we will not generate revenues from our products or services in the future. We have ceased all sales and marketing efforts related to our products, and have no supply of product available for sale.

Net revenues for the three and six months ended June 30, 2003 consisted of product revenue and service revenue. Product revenue for the three and six months ended June 30, 2003 of $274,000 and $542,000, respectively, consisted primarily of sales of our CX100 loop management products and, to a lesser extent, our MX500 Copper CrossConnect® and SX Smart Splitter® products and our Crossworks™ and ONYX automation software licenses. Service revenue for the three and six months ended June 30, 2003 of $22,000 and $144,000, respectively, was derived primarily from our product maintenance programs.

For the three months ended June 30, 2003, one customer contributed 92% of total revenues. For the six months ended June 30, 2003, one customer contributed greater than 10% of total revenues, for a total of 60%. Revenue from international customers during the three and six months ended June 30, 2003 totaled 92.8 and 62.4%, respectively, of our net revenues.

COST OF REVENUES

In connection with the adoption of our plan of dissolution, we will not generate revenues from our products and services in the future, and, therefore, will not incur cost of revenues in the future.

During the three and six months ended June 30, 2003, we utilized written-down inventory to fulfill demand, resulting in minimal cost of product revenue.

RESEARCH AND DEVELOPMENT

We will not incur research and development expenses in the future. Research and development expenses of $1.4 million and $5.7 million for the three and six months ended June 30, 2003, respectively, consisted primarily of salaries and related personnel expenses, retention bonuses, fees paid to consultants and outside service providers, and material costs related to the design, development, testing and enhancement of our products.

SALES AND MARKETING

We will not incur sales and marketing expenses in the future. Sales and marketing expenses of $343,000 and $1.6 million for the three and six months ended June 30, 2003, respectively, consisted primarily of salaries, retention bonuses, and related expenses for personnel engaged in marketing and sales activities.

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

General and administrative expenses of $2.3 million and $4.1 million for the three and six months ended June 30, 2003, respectively, consisted primarily of salaries, retention bonuses and related expenses for executive, finance and administrative personnel, financial advisory fees, legal fees, and other general corporate expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

In connection with the adoption of the liquidation basis of accounting, deferred stock compensation was written down to its net realizable value of zero. There will be no deferred stock compensation in future periods. We amortized deferred stock compensation of approximately $46,000 and $170,000 in the three and six months ended June 30, 2003, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) included the litigation settlement expense and interest income and other, net consisting primarily of income from our cash investments, and to a lesser extent the net gain or loss from foreign currency translation gains and losses, and net gains or losses on disposal of property and equipment. Total other income (expense) of $351,000 for the three months ended June 30, 2003 was attributable to the litigation settlement expense of $920,000 for the class action lawsuit, partially offset by interest income and other, net of $569,000.

Total other income (expense) of $662,000 for the six months ended June 30, 2003 was attributable to interest income and other, net of $1.6 million offset by the litigation settlement expense of $920,000 for the class action lawsuit.

INCOME TAX EXPENSE

Income tax expense of $155,000 and $180,000 for the three and six months ended June 30, 2003 consisted primarily of state income taxes.

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

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. Our outstanding litigation includes federal securities class action litigation and litigation arising out of our ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. In particular, we have reached a tentative settlement of the federal securities class action lawsuit related to our initial public offering that we believe will not require any contribution from us. The proposed settlement is still subject to a number of conditions, including final court approval. The underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement. Plaintiffs in the class action lawsuit have claimed damages in the hundreds of millions of dollars. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to stockholders.

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

Claims, liabilities and expenses from operations, such as operating costs, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for future distribution out of the liquidation to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute out of the liquidation meaningful cash, or any cash at all, to our stockholders.

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

Our board of directors may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and some or all of our directors may resign from our board at that time. Our board of directors currently consists of Eric S. Yeaman, our Chief Executive Officer and Chief Financial Officer, and Albert Y. Liu, our General Counsel and Director of Human Resources, who are overseeing our liquidation. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

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

INTEREST RATE RISK

At June 30, 2004 and December 31, 2003, we held our entire portfolio in money market funds, which are not subject to market risk.

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

Our significant personnel reductions during 2003 have affected the overall control environment. As of July 1, 2004, we had no remaining employees. Eric S. Yeaman, a consultant, is the Chief Executive Officer and Chief Financial Officer. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. A proposal has been made for the settlement and release of claims against the issuer defendants, including Turnstone. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. The underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We did not estimate that there will be future costs associated with this case and have not included costs associated with this case in estimated litigation settlement costs at June 30, 2004.

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

In March 2004, we and counsel for the Committee discussed and verbally agreed on a settlement proposal pursuant to which we would make a payment of $500,000 to the Committee in exchange for a mutual release of all claims related to this matter. The parties executed a formal stipulation of settlement in April 2004. In June 2004, the United States Bankruptcy Court, District of Delaware, approved the stipulation of settlement. Pursuant to the terms of the settlement, we paid the Committee $500,000 in June 2004.

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

In November 2003, we made a special cash distribution to stockholders totaling $175.7 million. In December 2003, we filed our certificate of dissolution with the Secretary of State of the State of Delaware. In July 2004, we made a liquidating cash distribution to stockholders totaling $10.8 million. Pursuant to our plan of dissolution, we anticipate that we will distribute all of our remaining assets, including any remaining net proceeds from our offerings, to our stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.14(4)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

10.15(5)	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard

10.16(6)	Consulting Agreement, dated as of August 31, 2003, between Turnstone Systems, Inc. and Richard N. Tinsley

10.17(7)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Albert Y. Liu

10.18(8)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Eric S. Yeaman

10.19(9)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(10)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on August 11, 2003 with the Securities and Exchange Commission.
(6)	Incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on September 2, 2003 with the Securities and Exchange Commission.
(7)	Incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.
(8)	Incorporated herein by reference to Exhibit 10.18 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.
(9)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(10)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date: August 9, 2004	By:	/s/ Eric S. Yeaman
Eric S. Yeaman
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.14(4)	Consulting Agreement, dated as of May 12, 2003, between Turnstone Systems, Inc. and P. Kingston Duffie

10.15(5)	Consulting Agreement, dated as of July 31, 2003, between Turnstone Systems, Inc. and Carl Hubbard

10.16(6)	Consulting Agreement, dated as of August 31, 2003, between Turnstone Systems, Inc. and Richard N. Tinsley

10.17(7)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Albert Y. Liu

10.18(8)	Executive Employment Agreement, dated as of October 10, 2003, between Turnstone Systems, Inc. and Eric S. Yeaman

10.19(9)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(10)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q filed on May 15, 2003 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on August 11, 2003 with the Securities and Exchange Commission.
(6)	Incorporated herein by reference to Exhibit 10.16 of our Current Report on Form 8-K filed on September 2, 2003 with the Securities and Exchange Commission.
(7)	Incorporated herein by reference to Exhibit 10.17 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.
(8)	Incorporated herein by reference to Exhibit 10.18 of our Current Report on Form 8-K filed on October 10, 2003 with the Securities and Exchange Commission.
(9)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(10)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.