Form 10-Q
period 2004-09-30
TURNSTONE SYSTEMS INC
filed 2004-11-09
CIK 1054131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2004

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

As of October 31, 2004, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2004	December 31, 2003
Assets
Cash and cash equivalents	$1,182	$12,601
Receivables and other current assets	9	221

Total assets	$1,191	$12,822

Liabilities
Estimated litigation settlement costs	$—	$500
Estimated costs to be incurred during liquidation	246	810
Other current liabilities and accrued expenses	20	297

Total liabilities	$266	$1,607

Net assets in liquidation	$925	$11,215

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Net assets in liquidation at beginning of period	$910	$11,215
Adjust assets and liabilities to fair value	15	216
Estimated proceeds from licensing of intellectual property	—	275
Distributions to stockholders	—	(10,781)

Net assets in liquidation at September 30, 2004	$925	$925

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Revenues:
Product revenue	$44	$586
Service revenue	8	152

Total net revenues	52	738

Cost of revenues:
Cost of product revenue	17	20

Total cost of revenues	17	20

Gross profit	35	718

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $0 and $65 for the three and nine months ended September 30, 2003, respectively)	—	5,733
Sales and marketing (exclusive of non-cash compensation expense of $3 and $19 for the three and nine months ended September 30, 2003, respectively)	—	1,562
General and administrative (exclusive of non-cash compensation expense of $32 and $86 for the three and nine months ended September 30, 2003, respectively)	1,849	5,917
Amortization of deferred stock compensation	22	192
Lease termination penalty, net	—	11,377
Reversal of provision for loss on operating lease	—	(1,276)
Asset impairment charge	—	655

Total operating expenses	1,871	24,160

Operating loss	(1,836)	(23,442)
Other income (expense)
Litigation settlement	—	(920)
Interest income and other, net	463	2,045

Total other income	463	1,125

Loss before income tax	(1,373)	(22,317)

Income tax expense	29	209

Net loss	$(1,402)	$(22,526)

Basic and diluted net loss per share of common stock	$(.02)	$(.36)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	63,057	62,912

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

Nine months ended September 30, 2003
Operating activities
Net loss	$(22,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charge	655
Depreciation	418
Stock compensation expense	209
Provision for doubtful accounts and sales returns	(5)
Loss on disposal of property and equipment	31
Effect of changes in foreign currency	(34)
Changes in assets and liabilities:
Accounts receivable	319
Prepaid expenses and other assets	(2,454)
Accounts payable	(589)
Accrued compensation and benefits	(441)
Other current liabilities and accrued expenses	(2,039)
Other long-term liabilities	(675)
Deferred revenue	(148)

Net cash used in operating activities	(27,279)

Investing activities
Proceeds from disposal of property and equipment	310
Purchases of available-for-sale investments	(1,250)
Proceeds from sales and maturities of available-for-sale investments	109,078
Decrease in restricted cash	3,639

Net cash provided by investing activities	111,777
Financing activities
Net proceeds from issuance of common stock	814
Purchases of treasury stock	(734)

Net cash provided by financing activities	80
Effect of exchange rate changes on cash and cash equivalents	34
Net increase in cash and cash equivalents	84,612
Cash and cash equivalents at beginning of period	103,358

Cash and cash equivalents at end of period	$187,970

Supplemental disclosures of cash flow information:
Cash paid for income tax	$254
Deferred stock compensation	$219

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

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 and footnotes thereto, included in the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements for the three and nine months ended September 30, 2003 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the stockholders’ approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective November 11, 2003. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2004 and December 31, 2003 consisted primarily of money market funds.

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

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net loss – as reported	$(1,402)	$(22,526)
Add: Stock-based employee compensation expense included in the reported net loss, net of related tax effects	22	192
Add: Stock-based employee compensation recovery using the fair value based method, net of related tax effects	2,537	13,091

Pro forma net income (loss)	$1,157	$(9,243)

Basic net income (loss) per share
As reported	$(0.02)	$(0.36)

Pro forma	$0.02	$(0.15)

Diluted net income (loss) per share
As reported	$(0.02)	$(0.36)

Pro forma	$0.02	$(0.15)

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net loss	$(1,402)	$(22,526)

Basic and diluted:
Weighted average shares of common stock outstanding	63,060	62,935
Less: Weighted average shares subject to repurchase	(3)	(23)

Weighted average shares used in computing basic and diluted net loss per common share	63,057	62,912

Basic and diluted net loss per common share	$(.02)	$(.36)

Options to purchase 2,744,000 shares of common stock have been excluded from the computation of diluted net loss per share as of September 30, 2003, as their effect would have been antidilutive.

There were no stock options outstanding or exercisable at September 30, 2004 since the Company had terminated its options plans, de-listed its stock and closed its transfer books.

4.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net loss	$(1,402)	$(22,526)
Change in net unrealized gain on available-for-sale investments, net	—	(424)

Total comprehensive loss	$(1,402)	$(22,950)

5.	Segment Information

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

For the three and nine months ended September 30, 2003, approximately 87% and 64%, respectively, of revenues were derived from sales to customers located outside the United States. Product revenues for the three and nine months ended September 30, 2003 were derived from sales of loop management products. Service revenues for the three and nine months ended September 30, 2003 were derived primarily from the Company’s maintenance programs for loop management products.

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

In October 2003, the retention agreements for the Company’s two remaining employees expired and the Company paid the earned retention bonuses to these employees. Concurrently, the Company entered into an employment agreement with the two remaining employees which provided that in the event the Company terminated the employees without cause, the employees would be entitled to receive a severance payment equal to six months annual base salary. In June 2004, the Company terminated the employment of the two remaining employees and paid them the severance obligations under their employment agreements, which totaled $165,000.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. A proposal has been made for the settlement and release of claims against the issuer defendants, including Turnstone. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. The underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at September 30, 2004.

In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to us in the aggregate amount of $3,522,714.85. Upon adoption of the liquidation basis of accounting, we accrued estimated litigation settlement costs of $500,000 related to this case. The estimate of litigation settlement costs was based on a settlement offer discussed and verbally agreed on March 4, 2004 by counsel for the Committee and the Company. The parties executed a formal stipulation of settlement in April 2004. In June 2004, the United States Bankruptcy Court, District of Delaware, approved the stipulation of settlement. Pursuant to the terms of the settlement, the Company paid the Committee $500,000 in June 2004. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation costs at September 30, 2004.

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

In March 2004, we licensed our Onyx software source code to a third party for $275,000 pursuant to a non-exclusive, perpetual software license agreement. Under the terms of the agreement, we received $69,000 upon execution of the agreement in March 2004. We received the remaining $206,000 in April 2004. We intend to continue to try to monetize our assets through direct sales and/or licensing arrangements, but we cannot be assured that we will be successful in consummating other transactions.

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

CRITICAL ACCOUNTING ESTIMATES

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of condensed consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our condensed consolidated financial statements, so we consider these estimates to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $246,000 at September 30, 2004. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objectives are to liquidate our assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon our ability to convert certain remaining assets into cash and settle certain obligations. At September 30, 2004, we had net assets in liquidation of $925,000 or $.015 per common share.

As of September 30, 2004, our total assets were $1,191,000, consisting of $1,182,000 of cash and cash equivalents and $9,000 of receivables and other current assets. The following table summarizes the activity related to receivables and other current assets for the three and nine months ended September 30, 2004 (in thousands):

	Assets held for sale	Security deposits	Tax refunds	Total
Balance at December 31, 2003	$46	$175	$—	$221
Cash proceeds	(17)	(175)	—	(192)

Balance at March 31, 2004	29	—	—	29
Change in estimated fair value	—	—	82	82
Cash proceeds	(17)	—	—	(17)

Balance at June 30, 2004	12	—	82	94
Change in estimated fair value	—	—	—	—
Cash proceeds	(3)	—	(82)	(85)

Balance at September 30, 2004	$9	$—	$—	$9

At September 30, 2004, our liabilities consisted of $246,000 of estimated costs to be incurred during liquidation, and $20,000 of other current liabilities and accrued expenses.

Estimated costs to be incurred during liquidation decreased to $246,000 at September 30, 2004 from $810,000 at December 31, 2003. This decrease is attributable to net cash payments of approximately $452,000 related to wages, severance costs, accounting and legal fees, and other costs associated with the liquidation of the Company, and to a decrease in estimated costs to be incurred during liquidation of $112,000.

Other current liabilities and accrued expenses decreased to $20,000 at September 30, 2004 from $297,000 at December 31, 2003. This decrease is primarily attributable to cash payments of approximately $255,000 to settle other current liabilities and accrued expenses, and an adjustment of $22,000 to decrease other current liabilities and accrued expenses to fair value.

On November 28, 2003, we paid $175,665,000, or $2.77 per common share, to stockholders as a return-of-capital distribution. On July 8, 2004, we paid $10,781,000, or $0.17 per common share, to stockholders as a liquidating cash distribution.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES

In connection with the adoption of the plan of dissolution, we will not generate revenues from our products or services in the future. We have ceased all sales and marketing efforts related to our products, and have no supply of product available for sale.

Net revenues for the three and nine months ended September 30, 2003 consisted of product revenue and service revenue. Product revenue for the three and nine months ended September 30, 2003 of $44,000 and $586,000, respectively, consisted primarily of sales of our CX100 loop management products and, to a lesser extent, our MX500 Copper CrossConnect® and SX Smart Splitter® products and our Crossworks™ and ONYX automation software licenses. Service revenue for the three and nine months ended September 30, 2003 of $8,000 and $152,000, respectively, was derived primarily from our product maintenance programs.

For the three months ended September 30, 2003, two customers each contributed greater than 10% of total revenues, for a total of 84%. For the nine months ended September 30, 2003, one customer contributed greater than 10% of total revenues, for a total of 56%. Revenue from international customers during the three and nine months ended September 30, 2003 totaled 87% and 64%, respectively, of our net revenues.

COST OF REVENUES

In connection with the adoption of our plan of dissolution, we will not generate revenues from our products and services in the future, and, therefore, will not incur cost of revenues in the future.

During the three and nine months ended September 30, 2003, we utilized written-down inventory to fulfill demand, resulting in minimal cost of product revenue.

RESEARCH AND DEVELOPMENT

We will not incur research and development expenses in the future. No research and development expenses were incurred for the three months ended September 30, 2003. Research and development expenses of $5.7 million for the nine months ended September 30, 2003 consisted primarily of salaries and related personnel expenses, retention bonuses, fees paid to consultants and outside service providers, and material costs related to the design, development, testing and enhancement of our products.

SALES AND MARKETING

We will not incur sales and marketing expenses in the future. No sales and marketing expenses were incurred for the three months ended September 30, 2003. Sales and marketing expenses of $1.6 million for the nine months ended September 30, 2003 consisted primarily of salaries, retention bonuses, and related expenses for personnel engaged in marketing and sales activities.

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

General and administrative expenses of $1.8 million and $5.9 million for the three and nine months ended September 30, 2003, respectively, consisted primarily of salaries, retention bonuses, severance and related expenses for executive, finance and administrative personnel, financial advisory fees, legal fees, and other general corporate expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

In connection with the adoption of the liquidation basis of accounting, deferred stock compensation was written down to its net realizable value of zero. There will be no deferred stock compensation in future periods. We amortized deferred stock compensation of approximately $22,000 and $192,000 in the three and nine months ended September 30, 2003, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) included litigation settlement expense and interest income and other, net consisting primarily of income from our cash investments, and to a lesser extent the net gain or loss from foreign currency translation gains and losses, and net gains or losses on disposal of property and equipment. Total other income of $463,000 for the three months ended September 30, 2003 was attributable to interest earned on our investments.

Total other income of $1.1 million for the nine months ended September 30, 2003 was attributable to interest income and other, net of $2.0 million offset by the litigation settlement expense of $920,000 for the class action lawsuit.

INCOME TAX EXPENSE

Income tax expense of $29,000 and $209,000 for the three and nine months ended September 30, 2003 consisted primarily of state income taxes.

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

Claims, liabilities and expenses incurred during the wind down process, such as legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution out of the liquidation to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute out of the liquidation meaningful cash, or any cash at all, to our stockholders.

Distribution of assets out of the liquidation, if any, to our stockholders could be delayed.

Although our board of directors has not established a firm timetable for future distributions to our stockholders out of the liquidation, the board of directors intends, subject to contingencies inherent in winding down our business, to make such distributions as promptly as practicable as creditor and litigant claims are paid or settled. However, we are currently unable to predict the precise timing of any such distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the settlement of any outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

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

INTEREST RATE RISK

At September 30, 2004 and December 31, 2003, we held our entire portfolio in money market funds, which are not subject to market risk.

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

We dispute, but cannot assure you that we will be successful in our defense of, the outstanding lawsuit against us described below. If we are unsuccessful, the lawsuit could have a material adverse effect on our financial condition and on the amount of assets available for distribution to stockholders. Even if we are successful in defending against these claims, the litigation could result in substantial costs.

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the initial public offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. A proposal has been made for the settlement and release of claims against the issuer defendants, including Turnstone. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. The underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We did not estimate that there will be future costs associated with this case and have not included costs associated with this case in estimated litigation settlement costs at September 30, 2004.

In Re: Digital Broadband Communications, Inc. Bankruptcy

On August 12, 2002, the Official Committee of Unsecured Creditors of Digital Broadband Communications, Inc., one of our former customers that filed for Chapter 11 bankruptcy on December 27, 2000, filed a complaint in the United States Bankruptcy Court for the District of Delaware, seeking recovery of alleged preferential transfers to us in the aggregate amount of $3,522,714.85. Upon adoption of the liquidation basis of accounting, we accrued estimated litigation settlement costs of $500,000 related to this case. The estimate of litigation settlement costs was based on a settlement offer discussed and verbally agreed on March 4, 2004 by counsel for the Committee and the Company. The parties executed a formal stipulation of settlement in April 2004. In June 2004, the United States Bankruptcy Court, District of Delaware, approved the stipulation of settlement. Pursuant to the terms of the settlement, the Company paid the Committee $500,000 in June 2004. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation costs at September 30, 2004.

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

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM	5. OTHER INFORMATION

None.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

TURNSTONE SYSTEMS, INC.

Date: November 9, 2004	By:	/s/ Eric S. Yeaman
Eric S. Yeaman
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.