Form 10KSB
period 2004-12-31
TURNSTONE SYSTEMS INC
filed 2005-04-14
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-28843

TURNSTONE SYSTEMS, INC.

(Name of small business issuer in its charter)

DELAWARE	77-0473640
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7650 Marathon Drive, Suite A

LIVERMORE, CALIFORNIA 94550

(Address of principal executive offices) (Zip Code)

(408) 907-1400

(Issuer’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Registrant’s revenues for the fiscal year ended December 31, 2004 were $nil.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on February 28, 2005 was US$646,640. Excludes 15,517,856 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

There were 63,417,130 shares of the Registrant’s common stock, par value $0.001, outstanding on February 28, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

FORM 10-KSB

DECEMBER 31, 2004

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs and include, but are not limited to, the following:

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

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including, without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Description of Business—Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation:

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

ITEM 1. DESCRIPTION OF BUSINESS

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

In connection with the adoption of the plan and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

We filed our certificate of dissolution with the Secretary of State of the State of Delaware effective December 4, 2003. Pursuant to Delaware law, Turnstone Systems, Inc. will continue in existence until at least December 4, 2006. During this period, we are not permitted to continue our business as a going concern.

At the close of business on December 4, 2003, we closed our stock transfer books, discontinued recording transfers of our common stock, and our common stock was de-listed from the Nasdaq National Market. Any future distributions we make will be made solely to the stockholders of record as of the close of business on December 4, 2003. We have sought and will continue to attempt to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act, but to date we have not been successful in obtaining relief.

Since we were de-listed from the Nasdaq National Market and closed our stock records on December 4, 2003, our shares have continued to trade in the Over the Counter Market’s “pink sheets”. From time to time, trading volume in our shares has been relatively high, and our shares have traded at prices in excess of the highest price we have estimated for potential liquidation distributions. Traders in our shares are cautioned that our shares are highly speculative, and we cannot predict with any accuracy when, or if, additional liquidation distributions will be made.

In June 2004, our board of directors approved a partial liquidating cash distribution of approximately $10.8 million, or $0.17 per common share, to our stockholders of record as of December 4, 2003. The distribution was completed on July 8, 2004. At the end of June 2004, we also terminated the employment of Albert Y. Liu, General Counsel & Director of Human Resources, and Eric S. Yeaman, Chief Executive Officer and Chief Financial Officer, our two remaining employees, and concurrently entered into consulting agreements with each of them to continue ongoing management of our liquidation. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate. The agreements do not provide for minimum retainer payments or termination fees.

Based on our projections of operating expenses and liquidation costs as of December 31, 2004, we estimate that the amount of future liquidating distributions will be approximately $0.01 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

We may at some point determine that the continued liquidation of Turnstone may be more efficiently handled by retaining a third party liquidator to manage the liquidation process.

COMPANY INFORMATION

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

EMPLOYEES

As of February 1, 2005, we had no full-time employees.

RISK FACTORS

In addition to other information in this Form 10-KSB, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-KSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to our stockholders under the plan of dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the amount we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

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

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. Our outstanding litigation includes federal securities class action litigation and litigation arising out of our ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. In particular, we have reached a tentative settlement of the federal securities class action lawsuit related to our initial public offering that we believe will not require any contribution from us. The proposed settlement has received preliminary court approval but is still subject to a number of conditions, including final court approval. The underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement. Plaintiffs in the class action lawsuit have claimed damages in the hundreds of millions of dollars. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to stockholders.

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

We are currently unable to predict the precise timing of any liqudating distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the settlement of any outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

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

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” even though compliance with such reporting requirements is economically burdensome. We have sought and will continue to attempt to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act, but to date we have not been successful in obtaining relief. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief, and we do not anticipate we will be successful in obtaining relief while active trading of our shares is continuing.

Our board of directors may at any time turn management of the liquidation of Turnstone Systems over to a third party, and some or all of our directors may resign from our board at that time.

Our board of directors may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and some or all of our directors may resign from our board at that time. Our board of directors currently consists of Eric S. Yeaman, our Chief Executive Officer and Chief Financial Officer, and Albert Y. Liu, our General Counsel and Director of Human Resources, who are overseeing our liquidation on a consulting basis. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

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

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered at a third-party facility in Livermore, California. In December 2003, the lease related to our previous headquarter facility located in Santa Clara, California terminated and we changed our mailing address and moved our corporate records to the third-party facility.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock as well as our secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. The settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	THREE MONTHS ENDED
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Price range per share:
High	$0.25	$0.17	$0.18	$0.01
Low	$0.12	$0.12	$0.01	$0.01

	THREE MONTHS ENDED
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Price range per share:
High	$3.05	$3.00	$2.90	$2.92
Low	$2.23	$2.08	$2.49	$0.11

As of December 4, 2003, our common stock was held by 247 stockholders of record. We have paid no dividends on our common stock since inception. On November 28, 2003, we made a non-dividend cash distribution of approximately $175.7 million, or $2.77 per common share, to our stockholders of record as of November 21, 2003. In June 2004, our board of directors approved a liquidating cash distribution of approximately $10.8 million, or $0.17 per common share, to our stockholders of record as of December 4, 2003. The distribution was completed on July 8, 2004. All future distributions will be liquidating distributions. The actual amount and timing of future liquidating distributions, if any, cannot be predicted at this time. At present, we estimate that total future liquidating distributions will be approximately $0.01 per share.

EQUITY COMPENSATION PLANS

The information required by this Item regarding securities reserved for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 11 of this Annual Report on Form 10-KSB.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Based on our projections of operating expenses and liquidation costs as of December 31, 2004, we estimate that the amount of future liquidating distributions will be approximately $.01 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees for Eric S. Yeaman and Albert Y. Liu, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $220,000 at December 31, 2004. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

ACTIVITIES IN LIQUIDATION

The following table presents consolidated financial data under the liquidation basis of accounting for the year ended December 31, 2004 and the period from November 12, 2003 to December 31, 2003 (in thousands):

	Year ended December 31, 2004	For the period from November 12, 2003 to December 31, 2003
Net assets in liquidation at beginning of period	$11,215	$11,216
Proceeds from licensing of intellectual property	275	—
Adjust assets and liabilities to fair value	208	—
Cash received from issuance of common stock	—	137
Distributions to stockholders	(10,781)	(138)

Net assets in liquidation at end of period	$917	$11,215

In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, we recorded the following adjustments to record assets and liabilities to fair value as of November 11, 2003, the date of adoption of the liquidation basis of accounting (in thousands):

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated. The data has been derived from the consolidated financial statements contained in this report. This information should be read in conjunction with these consolidated financial statements.

For the period from January 1, 2003 to November 11, 2003
Net revenues	100.0%
Cost of revenues:
Cost of product revenue	1.4
Total cost of revenues	1.4

Gross profit	98.6

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $65)	774.7

Sales and marketing (exclusive of non-cash compensation expense of $19)	211.1

General and administrative (exclusive of non-cash compensation expense of $108)	843.4
Amortization of deferred stock compensation	25.9

Lease termination penalty	1,537.4
Recovery of loss on operating lease	(172.4)
Asset impairment charge	88.5

Total operating expenses	3,308.6
Operating loss	(3,210.0)
Other income (expense):
Litigation settlement	(121.2)
Interest income and other, net	301.3

Total other income	180.1
Loss before income tax expense	(3029.9)
Income tax expense	28.1

Net loss	(3,058.0)%

PERIOD FROM JANUARY 1, 2003 TO NOVEMBER 11, 2003

NET REVENUES

In connection with the adoption of the plan of dissolution, we will not generate revenues from our products or services in the future. We have ceased all sales and marketing efforts related to our products, and have no supply of product available for sale.

For the period from January 1, 2003 to November 11, 2003
($ in thousands)
Product revenue	$586
Percentage of total revenues	79.2%
Service revenue	$154
Percentage of total revenues	20.8%

Total revenues	$740

During the period from January 1, 2003 to November 11, 2003, net revenues consisted of product revenue and service revenue. Product revenue for the period presented consisted primarily of sales of our CX100 loop management products and, to a lesser extent, our MX500 Copper CrossConnect® and SX Smart Splitter® products and our Crossworks™ and ONYX automation software licenses. Service revenue was derived primarily from our product maintenance programs.

Revenue from customers located outside the United States of America totaled 64% of our net revenues for the period from January 1, 2003 to November 11, 2003. One customer, Ericsson, represented greater than 10% of our total revnenues for the period from January 1, 2003 to November 11, 2003, for a total of 55%.

COST OF REVENUES

In connection with the adoption of our plan of dissolution, we will not generate revenues from our products or services in the future, and, therefore, will not incur cost of revenues in the future.

For the period from January 1, 2003 to November 11, 2003
($ in thousands)
Cost of product revenue	$10
Percentage of total revenues	1.4%

Total cost of revenues	$10

During the period from January 1, 2003 to November 11, 2003, we utilized written-down inventory to fulfill customer demand, incurring only minimal rework costs related to our product revenue.

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

For the period from January 1, 2003 to November 11, 2003
($ in thousands)
Research and development expenses, net of non-cash compensation expense	$5,733
Percentage of total revenues	774.7%

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

For the period from January 1, 2003 to November 11, 2003
($ in thousands)
Sales and marketing expenses, net of non-cash compensation expense	$1,562
Percentage of total revenues	211.1%

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

For the period from January 1, 2003 to November 11, 2003
($ in thousands)
General and administrative expenses, net of non-cash compensation expense	$6,241
Percentage of total revenues	843.4%

General and administrative expenses consisted primarily of salaries and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

In connection with the adoption of the liquidation basis of accounting, deferred stock compensation was written down to its net realizable value of zero. We amortized deferred stock compensation of approximately $192,000 in the period from January 1, 2003 to November 11, 2003.

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

In April 2003, we entered into an agreement to restructure our lease agreement for our headquarters facility in Santa Clara, California. The previous lease covered approximately 62,500 square feet of facilities and expired in June 2010, and we had remaining rent obligations of approximately $32.0 million. The restructuring, effective May 1, 2003, reduced our facilities commitment to approximately 31,000 square feet and shortened the lease term to the end of 2003. Pursuant to the agreement, in April 2003, we made a lump sum cash payment of approximately $14.2 million, which included prepaid rent through December 2003, the remaining facilities commitment under the restructured lease. In connection with the lease restructuring agreement, we recorded a reversal of the remaining balance in the accrual for loss on operating lease of $1.3 million, which was recorded as a reduction to operating expenses the period from January 1, 2003 to November 11, 2003.

INTEREST INCOME AND OTHER, NET

Interest income and other, net consisted primarily of income from our cash investments, and to a lesser extent the net gain or loss from foreign currency translation gains and losses and net losses on disposal of property and equipment. We had interest income and other, net of $2.2 million for the period from January 1, 2003 to November 11, 2003.

INCOME TAX EXPENSE

Income tax expense of $208,000 in the period from January 1, 2003 to November 11, 2003 was attributable to state and foreign tax.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, net assets in liquidation totaled $917,000, consisting of $1.2 million in cash and cash equivalents partially offset by $220,000 of estimated costs to be incurred during liquidation, and $20,000 of other current liabilities and accrued expenses. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At December 31, 2004, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

We do not have any long-term debt, lease or purchase obligations at December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements, and the related notes thereto, of Turnstone Systems, Inc. and subsidiaries, and the Report of Independent Auditors, and unaudited supplemental data are filed as a part of this Form 10-KSB.

1.	Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule for the period from January 1, 2003 to November 11, 2003 should be read in conjunction with the consolidated financial statements of Turnstone Systems, Inc. and subsidiaries filed as part of this Annual Report on Form 10-KSB:

•	Schedule II – Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements of the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Turnstone Systems, Inc.

We have audited the accompanying consolidated statement of net assets in liquidation of Turnstone Systems, Inc. (and subsidiaries) as of December 31, 2004, the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2004 and the period from November 12, 2003 to December 31, 2003, and for the related consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2003 to November 11, 2003. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule II. These consolidated financial statements and related schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turnstone Systems, Inc. (and subsidiaries) as of December 31, 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California

April 14, 2005

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

December 31, 2004
Assets
Cash and cash equivalents	$1,157

Total assets	$1,157

Liabilities
Estimated costs to be incurred during liquidation	$220
Other current liabilities and accrued expenses	20

Total liabilities	$240

Net assets in liquidation	$917

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	For the year ended December 31, 2004	For the period from November 12, 2003 to December 31, 2003
Net assets in liquidation at beginning of period	$11,215	$11,216
Proceeds from licensing of intellectual property	275	137
Adjust assets and liabilities to fair value	208
Distributions to stockholders	(10,781)	(138)

Net assets in liquidation at end of period	$917	$11,215

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the period from January 1, 2003 To November 11, 2003
Net revenues:
Product revenue	$586
Service revenue	154

Total net revenues	740

Cost of revenues:
Cost of product revenue	10
Cost of service revenue	—
Write-down of inventory	—
Provision for purchase commitments	—

Total cost of revenues	10

Gross profit	730

Operating expenses:
Research and development (exclusive of non-cash compensation expense of $65)	5,733
Sales and marketing (exclusive of non-cash compensation expense of $19)	1,562
General and administrative (exclusive of non-cash compensation expense of $108)	6,241
Amortization and write-off of goodwill and intangible assets	—
Amortization of deferred stock compensation	192
Lease termination penalty, net	11,377
Provision for (recovery of) loss on operating lease	(1,276)
Asset impairment charge	655

Total operating expenses	24,484

Operating loss	(23,754)
Other income:
Litigation settlement cost	(897)
Interest income and other, net	2,230

Total other income	1,333

Loss before income tax	(22,421)

Income tax expense	208

Net loss	$(22,629)

Basic and diluted net loss per share of common stock	$(0.36)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	62,943

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(GOING CONCERN BASIS)

(IN THOUSANDS)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2003	—	$—	65,884	$66	3,128	$(9,896)	$311,498	$(425)	$424	$(88,720)	$212,947
Issuance of common stock pursuant to stock plans to employees and consultants	—	—	928	1	—	—	1,466	—	—	—	1,467
Repurchases and retirement of common stock	—	—	(24)	—	—	—	(5)	—	—	—	(5)
Deferred stock compensation	—	—	—	—	—	—	(220)	220	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	192	—	—	192
Purchases of treasury stock	—	—	—	—	293	(734)	—	—	—	—	(734)
Declared distributions to stockholders	—	—	—	—	—	—	(175,527)	—	—	—	(175,527)
Comprehensive loss:
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	—	—	—	—	—	(22,629)	(22,629)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(23,053)

Balance at November 11, 2003	—	$—	66,788	$67	3,421	$(10,630)	$137,212	$(13)	$—	$(111,349)	$15,287

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

(IN THOUSANDS)

For the period from January 1, 2003 To November 11, 2003
Operating activities

Net loss	$(22,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charge	655
Depreciation and amortization	417
Stock compensation expense	192
Common stock issued for services	17
Provision for doubtful accounts and sales returns	(5)
Loss on disposal of property and equipment	31
Effect of changes in foreign currency	(53)
Changes in operating assets and liabilities:
Accounts receivable	319
Income tax receivable	(12)
Prepaid expenses and other current assets	(2,073)
Accounts payable	(505)
Accrued compensation and benefits	(781)
Other accrued liabilities	(1,409)
Other long-term liabilities	(1,576)
Deferred revenue	(151)

Net cash used in operating activities	(27,563)

Investing activities
Proceeds from disposal of property and equipment	321
Purchases of available-for-sale investments, net	(1,250)
Proceeds from sales and maturities of available-for-sale investments	109,078
Decrease in restricted cash	3,639

Net cash provided by investing activities	111,788

Financing activities
Net proceeds from issuance of common stock	1,462
Purchases of treasury stock	(734)

Net cash provided by financing activities	728

Effect of exchange rate changes on cash and cash equivalents	8

Net increase in cash and cash equivalents	84,961
Cash and cash equivalents at beginning of period	103,358

Cash and cash equivalents at end of period	$188,319

Supplemental disclosures of cash flow information:
Cash paid for income tax	$254

Noncash investing and financing activities:
Distributions to stockholders declared but not paid	$(175,527)
Change in unrealized gain on available-for-sale securities	$(424)
Deferred stock compensation	$(220)

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

2. Significant Accounting Policies

Basis Of Presentation

The consolidated financial statements for the period January 1, 2003 to November 11, 2003 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the stockholders’ approval of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective November 11, 2003. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2004 consisted primarily of money market funds.

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

Stock-Based Compensation

The Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Beginning in fiscal 2003, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. Compensation expense on fixed stock options was based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

For the period from January 1, 2003 to November 11, 2003
Net loss – as reported	$(22,629)
Add: Stock-based employee compensation expense included in the reported net loss, net of related tax effects	192
Deduct: Stock-based employee compensation recovery (expense) using the fair value based method, net of related tax effects	13,390

Pro forma net loss	$(9,047)

Basic and diluted net loss per share
As reported	$(0.36)

Pro forma	$(0.14)

No options were granted under employee stock option plans during the period from January 1, 2003 to November 11, 2003. The fair value of purchase rights granted under the employee stock purchase plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

For the period from January 1, 2003 to November 11, 2003
Dividend yield	None
Risk-free interest rate	1.49%
Expected volatility	1.07
Expected life	6 months

The weighted-average per share fair value of the purchase rights granted under the employee stock purchase plan during 2003 was $1.29.

Net Loss Per Share

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

For the period from January 1, 2003 to November 11, 2003
Net loss	$(22,629)

Basic and diluted:
Weighted-average shares of common stock outstanding	62,963
Less: Weighted-average shares subject to repurchase	(20)

Weighted-average shares used in computing basic and diluted net loss per shares	62,943

Basic and diluted net loss per share	$(0.36)

Potential shares of common stock, which have been excluded from the determination of net earnings per share for the period from January 1, 2003 to November 11, 2003 consisted of 2,051,000 shares issuable under stock options.

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

Restructuring and related charges consisted of the following (in thousands):

	Severance and related costs	Retention bonus	Impairment of property and equipment	Impairment of intangible assets	Total
Balance at January 1, 2003	$—	$—	$—	$—	$—
Restructuring costs during 2003	948	1,430	655	—	3,033
Non-cash charges	—	—	(655)	—	(655)
Cash payments	(948)	(1,430)	—	—	(2,378)

Balance at November 11, 2003	$—	$—	$—	$—	$—

There were no restructuring related activities during the year ended December 31, 2004 or for the period from November 12, 2003 to December 31, 2003.

6. Income Taxes

The provision (benefit) for income taxes is based upon loss before income taxes as follows (in thousands):

For the period from January 1, 2003 to November 11, 2003
Domestic	$(22,421)
Foreign	—

$(22,421)

Income taxes were comprised of the following (in thousands):

For the period from January 1, 2003 to November 11 2003
Current:
Federal	$—
State	208
Foreign	—

Total current tax expense	208
Deferred:
Federal	—

Total deferred tax expense	—
Total income tax expense	$208

The 2002 and 2001 income tax expense differed from the amounts computed by applying the U.S federal income tax rate of 34% to pretax income as a result of the following (in thousands):

For the period from January 1, 2003 to November 11, 2003
Federal recovery at statutory rate	$(7,623)
State taxes, net of federal income tax benefit	208
Permanent differences relating to stock exercise	65
Net operating losses and credits not benefited	7,554
Other differences	4

Total income tax expense	$208

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows (in thousands):

As of December 31, 2003
Deferred tax assets:
Estimated litigation settlement costs	$340
Estimated costs to be incurred during liquidation	275
Other accruals and reserves	101
Goodwill, foreign branch	2,380
Net operating loss carryforwards	39,499
Credit carryforwards	8,682

Total gross deferred tax assets	51,277
Valuation allowance	(51,277)

Total deferred tax assets	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s adoption of a plan of complete liquidation and dissolution in November 2003, it believes it is more likely than not that it will not realize the benefits of these deductions and accordingly, a full valuation allowance has been established against the net deferred tax assets. The total valuation allowance increased by $3,708,000 for the period from January 1, 2003 to November 11, 2003.

As of December 31, 2004, the Company has reported net operating loss carryforwards of approximately $110,200,000 and $51,300,000 for federal and California income tax purposes, respectively. The federal net operating loss carryforwards expire in various tax years through 2023 and California net operating loss carryforwards expire in various tax years through 2013. In addition, the Company has research and development credits of approximately $5,900,000 for federal purposes and $4,100,000 for state purposes. The federal R&D credits will expire in various tax years through 2022, and the California R&D credits can be carried forward indefinitely. Also, the Company has $115,000 of manufacturer’s investment tax credit carryforward for California purposes, which will expire beginning in 2011.

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

8. Leases

During fiscal 2001, the Company recorded a $2.7 million provision for estimated losses on an operating lease. The provision related to the portion of the Company’s leased headquarters facility that it intended to sublease at prevailing market rates, which were less than the rates that the Company was obligated to pay under a contractual lease commitment. The decision to sublease a portion of the Company’s facilities was made as a result of reductions in operations and workforce during 2001, which resulted in excess facilities. In April 2003, the Company entered into an agreement, effective May 1, 2003, that restructured the operating lease associated with its headquarters facility that previously expired June 2010. Pursuant to the agreement, the Company made a payment of $14.2 million, which included prepayment of rent through December 31, 2003, for approximately 31,000 square feet of the headquarters facility and a charge to terminate the remainder of the original lease commitment. A lease termination penalty of $11.4 million is included in operating expenses for the period from January 1, 2003 to November 11, 2003. Additionally, the remaining balance in the accrual for loss on operating leases as of the effective date of the lease restructuring of $1.3 million was record as a reduction to operating expenses in the period from January 1, 2003 to November 11, 2003. As of December 31, 2004, the Company has no future facilities lease commitments.

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

There have been no changes in accrued warranty during the year ended December 31, 2004.

Indemnification Agreements

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

10. Litigation

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. The settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at December 31, 2003.

11. Segment Information

In accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it did not have separately reportable operating segments, and operated in one principal business segment across domestic and international markets.

Information regarding geographic areas for the period from January 1, 2003 to November 11, 2003 is as follows (in thousands):

For the period from January 1, 2003 to November 11, 2003
Revenues:
United States	$267
International	473

Total	$740

Long-lived assets:
United States	$—
International	—

Total	$—

Revenues are attributed to countries based on the location of the customers.

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

A summary of the status of the Company’s Stock Plans is as follows (in thousands, except for per share data):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balances as of January 1, 2003	9,649	10,237	10.23
Exercised	—	(970)	1.62
Canceled	6,147	(9,267)	$11.14
Plan termination	(15,796)	—

Balances as of December 31, 2003	—	—

There were no stock options outstanding or exercisable at December 31, 2004 since the Company had terminated its options plans, de-listed its stock and closed its transfer books.

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

These amounts were amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation was $ 192,000 for the period from January 1, 2003 to November 11, 2003. There were no options granted in 2004.

2000 Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan was adopted by the Board of Directors in November 1999 and became effective in February 2000. A total of 1,000,000 shares of common stock had been reserved for issuance, with an annual increase for subsequent years. In January 2001, the Board of Directors approved an amendment to the Purchase Plan to increase the number of shares available for issuance thereunder from 1,000,000 shares to 2,500,000 shares. A total of 8,000 shares were issued pursuant to the 2000 Employee Stock Purchase Plan in 2003. The weighted-average purchase price per share under the Purchase Plan during 2003 was $2.13. The 2000 Employee Stock Purchase Plan provided eligible employees the opportunity to purchase common stock, subject to certain restrictions, through payroll deductions. The purchase price per share was 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever was lower. The 2000 Employee Stock Purchase Plan was terminated on May 1, 2003.

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

SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS

(UNAUDITED)

	QUARTER ENDED			For the period from October 1, 2003 to November 11, 2003
	March 31, 2003	June 30, 2003	Sept. 30, 2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$390	$296	$52	$2
Cost of revenues	2	1	17	(10)

Gross profit	388	295	35	12
Operating expenses:
Research and development	4,363	1,370	—	—
Sales and marketing	1,219	343	—	—
General and administrative	1,737	2,331	1,849	324
Amortization of deferred stock compensation	124	46	22	—
Lease termination penalty, net	—	11,377	—	—
Provision for (recovery of) loss on operating lease	—	(1,276)	—	—
Asset impairment charge	—	655	—	—

Total operating expenses	7,443	14,846	1,871	324

Operating loss	(7,055)	(14,551)	(1,836)	(312)
Litigation settlement	—	(920)	—	23
Interest income and other, net	1,013	569	463	185
Income tax expense (recovery)	25	155	29	(1)

Net loss	$(6,067)	$(15,057)	$(1,402)	$(103)

Basic net loss per share	$(0.10)	$(0.24)	$(0.02)	$0.00

Diluted net loss per share	$(0.10)	$(0.24)	$(0.02)	$0.00

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our significant personnel reductions during 2003 have affected the overall control environment. As of December 31, 2004, there are no employees of the company. One consultant, Eric S. Yeaman, is the Chief Executive Officer and Chief Financial Officer. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages, as of February 1, 2005, are as follows:

NAME	AGE	POSITION(S)
Albert Y. Liu	32	General Counsel, Director of Human Resources and Director
Eric S. Yeaman	34	Chief Executive Officer, Chief Financial Officer and Director

ALBERT Y. LIU has been a director of Turnstone Systems since December 2003. Mr. Liu has served in a consulting capacity overseeing the dissolution and liquidation of Turnstone Systems since June 2004. Mr. Liu joined Turnstone Systems in May 2000 and has served as General Counsel since that time. He has also served as Director of Human Resources since September 2001. From October 1997 to May 2000, Mr. Liu practiced corporate and securities law at Sullivan & Cromwell, a leading U.S. law firm. Mr. Liu holds a J.D. from The University of California, Hastings College of the Law, and an A.B. in Political Science and a B.S. in Computer Science from Stanford University.

ERIC S. YEAMAN has been a director of Turnstone Systems since December 2003. Mr. Yeaman has served in a consulting capacity overseeing the dissolution and liquidation of Turnstone Systems since June 2004. Mr. Yeaman joined Turnstone Systems in January 2000 and has served as the Chief Executive Officer since September 2003 and the Chief Financial Officer since November 2001. From January 2000 to November 2001, he served as Controller. From December 1997 to January 2000, Mr. Yeaman served as Controller of Atmosphere Networks, Inc., an optical networking equipment manufacturer. From May 1997 to November 1997, Mr. Yeaman served as Controller of Golfweb, an Internet-based provider of golf-related merchandise. From October 1995 to April 1997, Mr. Yeaman served as accounting manager for Whitetree. Mr. Yeaman holds a B.S. in Business Administration from California Polytechnic State University, San Luis Obispo.

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

During the period from January 1, 2003 to December 2, 2003, our board of directors consisted of six members. On December 2, 2003, all of the then existing directors except for Mr. John K. Peters resigned from the board and Messrs. Liu and Yeaman, our executive officers, were appointed to the board of directors. In June 2004, Mr. Peters resigned from the board. Directors are elected for a one-year term so that the term of all directors expires each year. A director serves for the designated term and until his or her respective successor is elected or appointed, or until the director’s death, resignation or removal. Stockholders are not entitled to cumulative voting in the election of directors.

BOARD COMMITTEES AND MEETINGS

During fiscal 2004, our board of directors held three meetings.

We established an audit committee in October 1999. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. There is no specified term for committee members. During fiscal 2004, Mr. Peters served as the sole member of our audit committee until his resignation in June 2004. Since then, our board of directors has acted as the audit committee. Our board of directors has determined that Mr. Yeaman is an audit committee financial expert. Mr. Yeaman is not an “independent” director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act. The audit committee met two times in fiscal 2004.

During the 2004 fiscal year, each current board member attended at least 75% of the aggregate of the meetings of the board and of the committees on which he served and held during the period for which he was a board or committee member, respectively.

LEGAL PROCEEDINGS

Certain of our current and former directors and officers have been named as co-defendants in legal proceedings against us. See “Certain Relationships and Related Transactions” below for information regarding these specific legal proceedings and our indemnity obligations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. These officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, we believe that all of our executive officers and directors have complied with all applicable filing requirements for the fiscal year ended December 31, 2004.

CODE OF ETHICS

We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all of our employees. This financial code of ethics, which is one of several policies within our code of business conduct, is posted on our website at http://www.turnstone.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address specified above.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows, for the last three fiscal years, compensation earned for services rendered to Turnstone Systems in all capacities by our Chief Executive Officer, and our other executive officer who was employed by us during fiscal year 2004.

	Annual Compensation			Long-Term Compensation Awards			All Other Compensation
Name and Principal Positions	Year	Salary	Bonus	Restricted Stock Award		Securities Underlying Option
Albert Y. Liu General Counsel and Director of Human Resources(1)	2004 2003 2002	82,500 165,006 165,006	— 124,385 55,048	— — —		— — 200,000	85,563 19,038 —	(4) (5)
Eric S. Yeaman Chief Executive Officer and Chief Financial Officer(2)	2004 2003 2002	82,500 165,006 165,006	— 124,385 53,360	— 11,645 53,987	(3)	— — 100,000	89,000 18,432 —	(4) (5)

(1)	Mr. Liu’s full-time employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Liu has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.
(2)	Mr. Yeaman’s employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Yeaman has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.
(3)	In September 2001, Mr. Yeaman purchased 25,000 shares of our common stock at a purchase price of $0.001 per share under a restricted stock purchase agreement. The agreement contained vesting provisions that give Turnstone Systems the option to repurchase unvested shares at the original purchase price if his service to Turnstone Systems is terminated. 13/18 of the shares vest and are no longer subject to repurchase as of October 2002, and 1/18 of the remaining shares will vest each month thereafter. At December 31, 2002 and based upon the fair market value of our common stock at that time, the shares were valued at $67,500. Turnstone Systems has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
(4)	Consists of payment for severance upon termination and payment for the officer’s consulting services after his termination of employment in June 2004.
(5)	Consists of payment for accrued and unused vacation benefits.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any stock options to our executives and employees during the fiscal year ended December 31, 2004. All of our option plans were terminated on December 4, 2003, when our certificate of dissolution became effective with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable as of December 31, 2004.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

As all of our options plans were terminated on December 4, 2003, there were no option exercises in fiscal 2004.

DIRECTOR COMPENSATION

In June 2004, we entered into consulting agreements with Albert Y. Liu and Eric S. Yeaman to continue ongoing management of our liquidation, including service as our board of directors. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate. The agreements do not provide for minimum retainer payments or termination fees.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

In October 2003, we entered into an employment agreement with each of Messrs. Liu and Yeaman. The employment agreement provided that in the event we terminate the officer’s employment without cause, the officer will be entitled to receive a severance payment equal to six months of his annual base salary. At the end of June 2004, we terminated the employment of Messrs. Liu and Yeaman, and concurrently entered into consulting agreements with each of them to continue ongoing management of our liquidation. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate of $125.00. The agreements do not provide for minimum retainer payments or termination fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 1, 2005, by: (i) each person who is known by us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all directors and named executive officers as a group.

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column entitled “Number of Shares Beneficially Owned” excludes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days after February 1, 2005. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of the February 1, 2005 is listed separately under the column entitled “Number of Shares Underlying Options Beneficially Owned.” These shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, these stockholders have sole voting or investment power with respect to all shares, subject to applicable community property laws. The number and percentage of shares beneficially owned are based on 63,417,130 shares outstanding as of February 1, 2005.

Beneficial Owner(1)	Number of Shares Beneficially Owned	Number of Shares Underlying Options Beneficially Owned	Approximate Percentage Owned
Benchmark Capital Partners(2) 2480 Sand Hill Road, Suite 200 Menlo Park, CA 94025	4,284,892	—	6.8%
P. Kingston Duffie	5,582,260	—	8.8%
Richard N. Tinsley	5,512,980	—	8.7%
Albert Y. Liu	59,062	—	*
Eric S. Yeaman	78,662	—	*
All directors and named executive officers as a group (2 persons)	137,724	—	* %

*	Less than 1%
(1)	Unless otherwise noted, the address of each listed stockholder is that of our principal executive offices: 7650 Marathon Drive, Suite A, Livermore, CA 94550.
(2)	Includes 3,576,706 shares held by Benchmark Capital Partners II, L.P., 423,482 shares held by Benchmark Founders’ Fund II, L.P., 224,616 shares held by Benchmark Founders’ Fund II-A, L.P. and 60,088 shares held by Benchmark Members’ Fund, L.P.

EQUITY COMPENSATION PLAN INFORMATION

In connection with the plan of liquidation and dissolution, we have terminated our stock option and employee stock purchase plans. There are currently no rights outstanding under any former equity compensation plan, and no shares are reserved for future issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During fiscal 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are otherwise described under “Executive Compensation — Employment Agreements and Change in Control Agreements.”

ITEM 13. EXHIBITS, LIST AND REPORT ON FORM 8-K

(a) 1.	FINANCIAL STATEMENTS

See Item 7 of this Form 10-KSB.

2.	SCHEDULES

The following financial statement schedule of Turnstone Systems, Inc. for the period from January 1, 2003 to November 11, 2003 is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

Schedule II— Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-KSB.

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

21.1	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.

(b)	REPORTS ON FORM 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by KPMG LLP, independent accountants, for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003.

Fee Category	Fiscal 2004	Fiscal 2003
Audit Fees	$85,000	$130,000
Audit-Related Fees	—	—
Tax Fees	10,000	34,600
All Other Fees	—	—

Total Fees	$95,000	$164,600

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

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” KPMG did not bill us for any such services in fiscal 2004 or 2003.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. In fiscal 2004 and fiscal 2003 KPMG LLP provided U.S. tax compliance and consultation services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 14th day of April, 2005.

TURNSTONE SYSTEMS, INC.

By:	/s/ Eric S. Yeaman
Eric S. Yeaman
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric S. Yeaman his true and lawful attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Eric S. Yeaman Eric S. Yeaman	Chief Executive Officer Officer, Chief Financial Officer and Director	April 14, 2005

/s/ Albert Y. Liu Albert Y. Liu	General Counsel, Director of Human Resources and Director	April 14, 2005

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE PERIOD JANUARY 1, 2003 TO NOVEMBER 11, 2003

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Operations	(Charge-offs)	Balance at End of Period
Allowance for doubtful accounts:
2003	$5	$(5)	$—	$—