Form 10QSB
period 2005-03-31
TURNSTONE SYSTEMS INC
filed 2005-05-16
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No. 000-28843

Turnstone Systems, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

77-0473640

(I.R.S. Employer Identification No.)

7650 MARATHON DRIVE, SUITE A, LIVERMORE, CALIFORNIA 94550

(Address of Principal Executive Offices)

(408) 907-1400

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of April 28, 2005, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

March 31, 2005
Assets
Cash and cash equivalents	$1,166

Total assets	$1,166

Liabilities
Estimated costs to be incurred during liquidation	$208
Other current liabilities and accrued expenses	19

Total liabilities	$227

Net assets in liquidation	$939

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months Ended March 31,
	2005	2004
Net assets in liquidation at beginning of period	$917	$11,215
Adjust assets and liabilities to fair value	22	81
Estimated proceeds from licensing of intellectual property	—	275

Net assets in liquidation at end of period	$939	$11,571

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

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 and footnotes thereto, included in the Company’s Annual Report on Form 10-KSB.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at March 31, 2005 consisted primarily of money market funds.

2.	Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. The settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis or Plan of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting our expectations, beliefs, intentions and strategies regarding our liquidation and dissolution, including, without limitation, statements regarding the execution, timing and expenses associated with our complete plan of liquidation and dissolution, disposition of our existing assets, the resolution of outstanding creditor claims and the ongoing litigation against us, and liquidating distributions, if any, to our stockholders, constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors,” on pp. 7 to 8, and 10 to 13, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Based on our projections of operating expenses and liquidation costs as of March 31, 2005, we estimate that the amount of future liquidating distributions will be approximately $0.015 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $208,000 at March 31, 2005. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, net assets in liquidation totaled $939,000, consisting of $1,166,000 in cash and cash equivalents partially offset by $227,000 of estimated costs to be incurred during liquidation, and $19,000 of other current liabilities and accrued expenses. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At March 31, 2005, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

RISK FACTORS

In addition to other information in this Form 10-QSB, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-QSB, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements.

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

If the proposed settlement of the federal securities class action lawsuit related to our initial public offering does not receive final court approval, we may incur additional litigation costs or experience delay in the completion of our plan of dissolution.

If we do not resolve the outstanding federal securities class action lawsuit against us, we may be prevented from completing our plan of dissolution. Plaintiffs in the class action lawsuit have claimed damages in the hundreds of millions of dollars. We have reached a tentative settlement of the lawsuit that we believe will not require any financial contribution from us. The proposed settlement has received preliminary court approval but is still subject to a number of conditions, including final court approval. The underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement. Our inability to resolve this outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to stockholders.

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

We are currently unable to predict the precise timing of any liquidating distributions. The timing of such distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, claim settlements with creditors and the settlement of any outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a)	ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(3)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURNSTONE SYSTEMS, INC.

Date: May 16, 2005	By:	/s/ Eric S. Yeaman
Eric S. Yeaman
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.