Form 10QSB
period 2005-06-30
TURNSTONE SYSTEMS INC
filed 2005-08-15
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of July 31, 2005, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

June 30, 2005
Assets
Cash and cash equivalents	$1,083
Estimated Net Realizable Value of Intellectual Property	$45

Total assets	$1,128

Liabilities
Estimated costs to be incurred during liquidation	$125
Other current liabilities and accrued expenses	19

Total liabilities	$144

Net assets in liquidation	$984

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Net assets in liquidation at beginning of period	$939	$11,571	$917	$11,215
Adjust assets and liabilities to fair value	—	120	22	201
Estimated proceeds from licensing of intellectual property	45	—	45	275
Declared but unpaid distributions to stockholders	—	(10,781)	—	(10,781)

Net assets in liquidation at end of period	$984	$910	$984	$910

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at June 30, 2005 consisted primarily of money market funds.

2.	Estimated Net Realizable Value of Intellectual Property

At June 30, 2004, estimated net realizable value of intellectual property was $45,000. Our estimate is based on the proceeds to be received pursuant to the assignment of certain patents to a third party. The proceeds were received in August 2005. Pursuant to our plan of dissolution, we will continue to attempt to convert our intellectual property into cash and cash equivalents. Due to the significant uncertainties regarding our ability to sell and/or license our intellectual property, we generally estimate net realizable value to be zero until we have executed a license or purchase agreement and have received the related proceeds.

3.	Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. The settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at June 30, 2005.

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

In August 2005, we assigned certain patents to a third party for $45,000. We received payment in August 2005. We intend to continue to try to monetize our assets, but we cannot assure you that we will be successful in consummating other transactions.

Based on our projections of operating expenses and liquidation costs as of June 30, 2005, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $125,000 at June 30, 2005. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

LIQUIDITY	AND CAPITAL RESOURCES

As of June 30, 2005, net assets in liquidation totaled $984,000, consisting of $1,083,000 in cash and cash equivalents and $45,000 of estimated net realizable value of intellectual property partially offset by $125,000 of estimated costs to be incurred during liquidation, and $19,000 of other current liabilities and accrued expenses. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At June 30, 2005, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution, a stockholder could be required to return all distributions previously made to such stockholder and receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

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

TURNSTONE SYSTEMS, INC.

Date: August 15, 2005	By:	/s/ Eric S. Yeaman
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