Form 10QSB
period 2005-09-30
TURNSTONE SYSTEMS INC
filed 2005-11-14
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of October 31, 2005, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

September 30, 2005
Assets
Cash and cash equivalents	$1,121
Other receivables	$27

Total assets	$1,148

Liabilities
Estimated costs to be incurred during liquidation	$118
Other current liabilities and accrued expenses	19

Total liabilities	$137

Net assets in liquidation	$1,011

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net assets in liquidation at beginning of period	$984	$910	$917	$11,215
Adjust assets and liabilities to fair value	27	15	49	216
Estimated proceeds from licensing of intellectual property	—	—	45	275
Declared but unpaid distributions to stockholders	—	—	—	(10,781)

Net assets in liquidation at end of period	$1,011	$925	$1,011	$925

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2005 consisted primarily of money market funds.

2.	Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In August 2005, the court entered an order affirming its preliminary approval for the proposed settlement, and scheduled a hearing on the fairness of the proposed settlement to the shareholder class for April 2006. The settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis or Plan of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting our expectations, beliefs, intentions and strategies regarding our liquidation and dissolution, including, without limitation, statements regarding the execution, timing and expenses associated with our complete plan of liquidation and dissolution, disposition of our existing assets, the resolution of outstanding creditor claims and the ongoing litigation against us, and liquidating distributions, if any, to our stockholders, constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors,” on pp. 8 to 9, and 11 to 14, of this document, respectively. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Based on our projections of operating expenses and liquidation costs as of September 30, 2005, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $118,000 at September 30, 2005. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, net assets in liquidation totaled $1,011,000, consisting of $1,121,000 in cash and cash equivalents and $27,000 of other receivables related to an insurance premium refund, partially offset by $118,000 of estimated costs to be incurred during liquidation, and $19,000 of other current liabilities and accrued expenses. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At September 30, 2005, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock as well as our secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In August 2005, the court entered an order affirming its preliminary approval for the proposed settlement, and scheduled a hearing on the fairness of the proposed settlement to the shareholder class for April 2006. The settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

TURNSTONE SYSTEMS, INC.

Date: November 14, 2005	By:	/s/ Eric S. Yeaman
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