Form 10KSB
period 2005-12-31
TURNSTONE SYSTEMS INC
filed 2006-03-31
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Registrant’s revenues for the fiscal year ended December 31, 2004 were $nil.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on June 30, 2005 was US$574,791. Excludes 15,517,856 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

There were 63,417,130 shares of the Registrant’s common stock, par value $0.001, outstanding on February 28, 2006.

The following document is incorporated by reference into Part III of this Form 10-KSB: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

FORM 10-KSB

DECEMBER 31, 2005

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

Based on our projections of operating expenses and liquidation costs as of December 31, 2005, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

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

EMPLOYEES

As of February 1, 2006, we had no full-time employees.

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

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors may include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. Our outstanding litigation includes federal securities class action litigation and litigation arising out of our ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. In particular, we have reached a tentative settlement of the federal securities class action lawsuit related to our initial public offering that we believe will not require any contribution from us. The proposed settlement has received preliminary court approval but is still subject to a number of conditions, including final court approval. The underwriter defendants have opposed both the certification of a settlement class action and judicial approval of the settlement. Plaintiffs in the class action lawsuit have claimed damages in the hundreds of millions of dollars. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to stockholders.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock as well as our secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. The court has scheduled a fairness hearing in April 2006 to determine whether the proposed settlement is fair to the class members. In addition, the settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades in the Over the Counter Market’s “pink sheets” under the symbol “TSTN.PK.” The following table sets forth the high and low sale prices per share of our common stock for the fiscal periods listed below as reported on the pink sheets. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	THREE MONTHS ENDED
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Price range per share:
High	$0.02	$0.01	$0.02	$0.01
Low	$0.01	$0.01	$0.01	$0.01

	THREE MONTHS ENDED
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Price range per share:
High	$0.25	$0.17	$0.18	$0.01
Low	$0.12	$0.12	$0.01	$0.01

In June 2004, our board of directors approved a liquidating cash distribution of approximately $10.8 million, or $0.17 per common share, to our stockholders of record as of December 4, 2003. The distribution was completed on July 8, 2004. All future distributions will be liquidating distributions. The actual amount and timing of future liquidating distributions, if any, cannot be predicted at this time. At present, we estimate that total future liquidating distributions will be approximately $0.016 per share.

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

Based on our projections of operating expenses and liquidation costs as of December 31, 2005, we estimate that the amount of future liquidating distributions will be approximately $.016 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. Subject to the provisions of Delaware law, we expect to conclude the liquidation prior to the third anniversary of the filing of our Certificate of Dissolution with the State of Delaware by a final liquidating distribution.

Prior to the decision to dissolve Turnstone Systems, Inc., we were a provider of hardware and software products that enabled local exchange carriers to deploy and maintain copper local loop services. Our products included copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

CRITICAL ACCOUNTING ESTIMATES

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our consolidated financial statements.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees for Eric S. Yeaman and Albert Y. Liu, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such remaining costs were estimated at $106,000 at December 31, 2005. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

ACTIVITIES IN LIQUIDATION

The following table presents consolidated financial data under the liquidation basis of accounting for the years ended December 31, 2005 and 2004 (in thousands):

	Year ended December 31,
	2005	2004
Net assets in liquidation at beginning of period	$917	$11,215
Proceeds from licensing of intellectual property	45	275
Adjust assets and liabilities to fair value	76	208
Distributions to stockholders	—	(10,781)

Net assets in liquidation at end of period	$1,038	$917

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, net assets in liquidation totaled $1,038,000, consisting of $1,144,000 in cash and cash equivalents partially offset by $106,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At December 31, 2005, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

We do not have any long-term debt, lease or purchase obligations at December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements, and the related notes thereto, of Turnstone Systems, Inc. and subsidiaries, and the Report of Independent Auditors, and unaudited supplemental data are filed as a part of this Form 10-KSB.

1.	Financial Statements

2.	Financial Statement Schedule

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Turnstone Systems, Inc.

We have audited the accompanying consolidated statement of net assets in liquidation of Turnstone Systems, Inc. (and subsidiaries) as of December 31, 2005, the related consolidated statements of changes in net assets in liquidation for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Turnstone Systems, Inc. (and subsidiaries) as of December 31, 2005 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California

March 31, 2006

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

December 31, 2005
Assets
Cash and cash equivalents	$1,144

Total assets	$1,144

Liabilities
Estimated costs to be incurred during liquidation	$106

Total liabilities	$106

Net assets in liquidation	$1,038

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	For the Years Ended December 31,
	2005	2004
Net assets in liquidation at beginning of period	$917	$11,215
Proceeds from licensing of intellectual property	45	275
Adjust assets and liabilities to fair value	76	208
Distributions to stockholders	—	(10,781)

Net assets in liquidation at end of period	$1,038	$917

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2005 consisted primarily of money market funds.

3. Litigation

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. The court has scheduled a fairness hearing in April 2006 to determine whether the proposed settlement is fair to the class members. In addition, the settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at December 31, 2005.

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

Our significant personnel reductions during 2003 have affected the overall control environment. As of December 31, 2005, there are no employees of the company. One consultant, Eric S. Yeaman, is the Chief Executive Officer and Chief Financial Officer. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages, as of February 1, 2006, are as follows:

NAME	AGE	POSITION(S)
Albert Y. Liu	33	General Counsel, Director of Human Resources and Director
Eric S. Yeaman	36	Chief Executive Officer, Chief Financial Officer and Director

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

BOARD COMMITTEES AND MEETINGS

During fiscal 2005, our board of directors did not hold any meetings.

We established an audit committee in October 1999. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. There is no specified term for committee members. During fiscal 2004, Mr. Peters served as the sole member of our audit committee until his resignation in June 2004. Since then, our board of directors has acted as the audit committee. Our board of directors has determined that Mr. Yeaman is an audit committee financial expert. Mr. Yeaman is not an “independent” director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act. The audit committee did not meet in fiscal 2005.

LEGAL PROCEEDINGS

Certain of our current and former directors and officers have been named as co-defendants in legal proceedings against us. See “Certain Relationships and Related Transactions” below for information regarding these specific legal proceedings and our indemnity obligations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. These officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, we believe that all of our executive officers and directors have complied with all applicable filing requirements for the fiscal year ended December 31, 2005.

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

	Annual Compensation			Long-Term Compensation Awards		All Other Compensation
Name and Principal Positions	Year	Salary	Bonus	Restricted Stock Award	Securities Underlying Option
Albert Y. Liu General Counsel and Director of Human Resources(1)	2005 2004 2003	82,500 165,006		— —	— —	8,719 85,563 9,038	(3) (4) (5)

Eric S. Yeaman Chief Executive Officer and Chief Financial Officer(2)	2005 2004 2003	82,500 165,006	— 124,385	— 11,645	— —	13,469 89,000 18,432	(3) (4) (5)

(1)	Mr. Liu’s full-time employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Liu has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.
(2)	Mr. Yeaman’s employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Yeaman has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.
(3)	Consists of payment for the officer’s consulting services in fiscal 2005.
(4)	Consists of payment for severance upon termination and payment for the officer’s consulting services after his termination of employment in June 2004.
(5)	Consists of payment for accrued and unused vacation benefits.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any stock options to our executives and employees during the fiscal year ended December 31, 2005. All of our option plans were terminated on December 4, 2003, when our certificate of dissolution became effective with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable as of December 31, 2005.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

As all of our options plans were terminated on December 4, 2003, there were no option exercises in fiscal 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 1, 2006, by: (i) each person who is known by us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all directors and named executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column entitled “Number of Shares Beneficially Owned” excludes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days after the record date. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of the record date is listed separately under the column entitled “Number of Shares Underlying Options Beneficially Owned.” These shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, these stockholders have sole voting or investment power with respect to all shares, subject to applicable community property laws. The number and percentage of shares beneficially owned are based on 63,417,130 shares outstanding as of February 1, 2006.

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

During fiscal 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are otherwise described under “Executive Compensation — Employment Agreements and Change in Control Agreements.”

ITEM 13. EXHIBITS, LIST AND REPORT ON FORM 8-K

(a)    1.      FINANCIAL STATEMENTS

See Item 7 of this Form 10-KSB.

2.	SCHEDULES

The following financial statement schedule of Turnstone Systems, Inc. for the period from January 1, 2003 to November 11, 2003 is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

Schedule II — Valuation and Qualifying Accounts

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

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by KPMG LLP, independent accountants, for professional services rendered for the fiscal years ended December 31, 2005 and December 31, 2004.

Fee Category	Fiscal 2005	Fiscal 2004
Audit Fees	$50,000	$85,000
Audit-Related Fees	—	—
Tax Fees	8,000	10,000
All Other Fees	—	—

Total Fees	$58,000	$95,000

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

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” KPMG did not bill us for any such services in fiscal 2005 or 2004.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. In fiscal 2005 KPMG LLP provided U.S. tax compliance and consultation services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 31st day of March, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Eric S. Yeaman Eric S. Yeaman	Chief Executive Officer Officer, Chief Financial Officer and Director	March 31, 2006

/s/ Albert Y. Liu Albert Y. Liu	General Counsel, Director of Human Resources and Director	March 31, 2006

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.