Form 10QSB
period 2006-09-30
TURNSTONE SYSTEMS INC
filed 2006-11-14
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

September 30, 2006
Assets
Cash and cash equivalents	$1,126

Total assets	$1,126

Liabilities
Estimated costs to be incurred during liquidation	$55

Total liabilities	$55

Net assets in liquidation	$1,071

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months Ended June 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net assets in liquidation at beginning of period	$1,071	$984	$1,038	$917
Adjust assets and liabilities to fair value	—	27	33	49
Estimated proceeds from licensing of intellectual property	—	—	—	45

Net assets in liquidation at end of period	$1,071	$1,011	$1,071	$1,011

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

Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers, estimates to resolve outstanding litigation and miscellaneous other costs, partially offset by estimated future interest earnings.

The actual amount available for the final distribution, if any, could be substantially less if the Company discovers additional liabilities or claims or incurs unexpected or greater than expected expenses. The timing of any final distribution will depend primarily on if and when the Company can successfully resolve the outstanding federal securities class action lawsuit related to its initial public offering.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2006 consisted primarily of money market funds.

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

The settlement is still subject to a number of conditions, including final court approval. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated costs to be included during litigation at September 30, 2006.

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

Based on our projections of operating expenses and liquidation costs as of September 30, 2006, we estimate that the amount of future liquidating distributions will be approximately $0.017 per common share. The actual amount available for distribution, if any, could be substantially less if we discover additional liabilities or claims or incur unexpected or greater than expected expenses. The timing of our final distribution will depend primarily on if and when we can successfully resolve the outstanding federal securities class action lawsuit related to our initial public offering. For a description of this class action lawsuit, please see “Part II – Item 1. Legal Proceedings – IPO Litigation.”

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $55,000 at September 30, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, net assets in liquidation totaled $1,071,000, consisting of $1,126,000 in cash and cash equivalents, partially offset by $55,000 of estimated costs to be incurred during liquidation. Net assets in liquidation increased $33,000 during the nine months ended September 30, 2006 due to $51,000 received from bankruptcy proceedings of two former customers, partially offset by an increase of $18,000 in estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At September 30, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend primarily on if and when we can successful resolve the outstanding federal securities class action lawsuit related to our initial public offering. Other factors that could delay a future distribution include, among other things, sales or licenses of our non-cash assets, claim settlements with creditors, resolution of any other litigation matters, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the amount we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

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

TURNSTONE SYSTEMS, INC.

Date: November 14, 2006	By:	/s/ Eric S. Yeaman
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