Form 10KSB
period 2006-12-31
TURNSTONE SYSTEMS INC
filed 2007-04-02
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Registrant’s revenues for the fiscal year ended December 31, 2006 were $nil.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on June 30, 2006 was US$622,690. Excludes 15,517,856 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

There were 63,417,130 shares of the Registrant’s common stock, par value $0.001, outstanding on February 28, 2007.

The following document is incorporated by reference into Part III of this Form 10-KSB: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

FORM 10-KSB

DECEMBER 31, 2006

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

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Description of Business—Risk Factors" included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation:

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

In June 2004, our board of directors approved a partial liquidating cash distribution of approximately $10.8 million, or $0.17 per common share, to our stockholders of record as of December 4, 2003. The distribution was completed on July 8, 2004. At the end of June 2004, we also terminated the employment of Albert Y. Liu, General Counsel & Director of Human Resources, and Eric S. Yeaman, Chief Executive Officer and Chief Financial Officer, our two remaining employees, and concurrently entered into consulting agreements with each of them to continue ongoing management of our liquidation. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate of $125. The agreements do not provide for minimum retainer payments or termination fees.

As of December 31, 2006, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had preliminarily approved a proposed settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. We are uncertain as to the timing of the appeal process and whether the proposed settlement would remain available if the appeal is denied and the class action remains decertified. We are currently evaluating whether it is in the best interest of stockholders for us to make a final distribution prior to the resolution of the IPO litigation matter, or whether it is best to wait until the matter is resolved with finality before making our final distribution. For a more detailed discussion of this litigation matter, please see the section entitled “IPO Litigation” under “Item 3 – Legal Proceedings.”

Based on our projections of operating expenses and liquidation costs as of December 31, 2006, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the IPO litigation matter or if we discover additional liabilities or claims or incur other unexpected or greater than expected expenses.

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

EMPLOYEES

As of February 1, 2007, we had no full-time employees.

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

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will depend on and could be delayed by, among other things, the resolution of the outstanding IPO litigation matter, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the amount we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

Our common stock is continuing to trade even though we are in the process of liquidation and liquidating distributions, if any, may be below any trading price.

Until December 4, 2003, when our certificate of dissolution became effective and we voluntarily de-listed our common stock and closed our transfer books, our common stock was traded on the Nasdaq National Market under the symbol "TSTN." Since the de-listing, our common stock has been trading in the Over the Counter Market's "pink sheets" under the symbol "TSTN.PK." It has been trading under "due-bill" contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares. No assignments or transfers of our common stock were recorded or will be recorded after December 4, 2003. Trading in our stock is highly speculative and the market for our stock is highly illiquid. The only value associated with our shares is the right to receive further distributions as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, our common stock may be subject to significant volatility and may trade above the amount of any liquidating distribution that is made.

We may not be able to settle all of our obligations to creditors and resolve all of our outstanding litigation.

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors may include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. Our outstanding litigation includes federal securities class action litigation and litigation arising out of our ordinary course of business. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. In particular, we had reached a tentative settlement of the federal securities class action lawsuit related to our initial public offering that we believe would have required no cash contribution from us. The proposed settlement was stayed in December 2006 as a result of the decertification of the class action lawsuit by a federal appeals court, which is being appealed. We are uncertain about the timing of the appeal process and whether the proposed settlement would remain available if the class action remains decertified after appeal. Plaintiffs in the class action lawsuit have claimed damages in the hundreds of millions of dollars. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to stockholders.

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

We are currently unable to predict the precise timing of any liquidating distributions. The timing of such distributions will depend on and could be delayed by, among other things, the resolution of the outstanding IPO litigation matter, the timing of sales of our non-cash assets, claim settlements with creditors and the settlement of any other outstanding litigation matters. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock as well as our secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. As a result, the district court has stayed the proposed settlement pending plaintiff’s appeal of the decertification decision. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades in the Over the Counter Market's "pink sheets" under the symbol "TSTN.PK." The following table sets forth the high and low sale prices per share of our common stock for the fiscal periods listed below as reported on the pink sheets. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	THREE MONTHS ENDED
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Price range per share:
High	$0.02	$0.02	$0.02	$0.02
Low	$0.01	$0.01	$0.01	$0.01

	THREE MONTHS ENDED
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Price range per share:
High	$0.02	$0.01	$0.02	$0.01
Low	$0.01	$0.01	$0.01	$0.01

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

In June 2004, our board of directors approved a liquidating cash distribution of approximately $10.8 million, or $0.17 per common share, to our stockholders of record as of December 4, 2003. The distribution was completed on July 8, 2004. At the end of June 2004, we also terminated the employment of Albert Y. Liu, General Counsel & Director of Human Resources, and Eric S. Yeaman, Chief Executive Officer and Chief Financial Officer, our two remaining employees, and concurrently entered into consulting agreements with each of them to continue ongoing management of our liquidation. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate of $125. The agreements do not provide for minimum retainer payments or termination fees.

As of December 31, 2006, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. We are uncertain as to the timing of the appeal process and whether the proposed settlement will remain available if the appeal is denied and the class action remains decertified. We are currently evaluating whether it is in the best interest of stockholders for us to make a final distribution prior to the resolution of the IPO litigation matter, or whether it is best to wait until the matter is resolved with finality before making our final distribution. For a more detailed discussion of this litigation matter, please see the section entitled “IPO Litigation” under “Item 3 – Legal Proceedings.”

Based on our projections of operating expenses and liquidation costs as of December 31, 2006, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the IPO litigation matter or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees for Eric S. Yeaman and Albert Y. Liu, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such remaining costs were estimated at $85,000 at December 31, 2006. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, successfully petition the Securities and Exchange Commission for relief from public company reporting requirements, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

ACTIVITIES IN LIQUIDATION

The following table presents consolidated financial data under the liquidation basis of accounting for the years ended December 31, 2005 and 2004 in thousands):

	Year ended December 31,
	2006	2005
Net assets in liquidation at beginning of period	$1,038	$917
Proceeds from licensing of intellectual property	—	45
Adjust assets and liabilities to fair value	15	76

Net assets in liquidation at end of period	$1,053	$1,038

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, net assets in liquidation totaled $1,053,000, consisting of $1,138,000 in cash and cash equivalents partially offset by $85,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At December 31, 2006, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

We do not have any long-term debt, lease or purchase obligations at December 31, 2006.

ITEM 7.	FINANCIAL STATEMENTS

The following consolidated financial statements, and the related notes thereto, of Turnstone Systems, Inc. and subsidiaries, and the Report of Independent Auditors, and unaudited supplemental data are filed as a part of this Form 10-KSB.

1.	Financial Statem ents

2.	Financial Statement Schedule

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Turnstone Systems, Inc.

We have audited the accompanying consolidated statement of net assets in liquidation of Turnstone Systems, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of changes in net assets in liquidation for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Turnstone Systems, Inc. and subsidiaries as of December 31, 2006 and the changes in their net assets in liquidation for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California
March 30, 2007

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

December 31, 2006
Assets
Cash and cash equivalents	$1,138

Total assets	$1,138

Liabilities
Estimated costs to be incurred during liquidation	$85

Total liabilities	$85

Net assets in liquidation	$1,053

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	For the Years Ended December 31,
	2006	2005
Net assets in liquidation at beginning of period	$1,038	$917
Proceeds from licensing of intellectual property	—	45
Adjust assets and liabilities to fair value	15	76

Net assets in liquidation at end of period	$1,053	$1,038

See accompanying notes to consolidated financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description Of Business

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2006 consisted primarily of money market funds.

3.	Litigation

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. As a result, the district court has stayed the proposed settlement pending plaintiff’s appeal of the decertification decision. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at December 31, 2006.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES

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

Our significant personnel reductions during 2003 have affected the overall control environment. As of December 31, 2006, there are no employees of the company. One consultant, Eric S. Yeaman, is the Chief Executive Officer and Chief Financial Officer. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages, as of February 1, 2007, are as follows:

NAME	AGE	POSITION(S)
Albert Y. Liu	34	General Counsel, Director of Human Resources and Director
Eric S. Yeaman	36	Chief Executive Officer, Chief Financial Officer and Director

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

Our directors are not considered independent directors since they serve as our executive officers on a consulting basis to oversee our dissolution. There are no family relationships between any of our directors or executive officers.

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

During the period from January 1, 2003 to December 2, 2003, our board of directors consisted of six members. On December 2, 2003, all of the then existing directors except for Mr. John K. Peters resigned from the board and Messrs. Liu and Yeaman, our executive officers, were appointed to the board of directors. In June 2004, Mr. Peters resigned from the board. Directors are elected for a one-year term so that the term of all directors expires each year. A director serves for the designated term and until his or her respective successor is elected or appointed, or until the director's death, resignation or removal. Stockholders are not entitled to cumulative voting in the election of directors.

BOARD COMMITTEES AND MEETINGS

During fiscal 2006, our board of directors did not hold any meetings.

We established an audit committee in October 1999. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. There is no specified term for committee members. During fiscal 2004, Mr. Peters served as the sole member of our audit committee until his resignation in June 2004. Since then, our board of directors has acted as the audit committee. Our board of directors has determined that Mr. Yeaman is an audit committee financial expert. Mr. Yeaman is not an “independent” director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act. The audit committee did not meet in fiscal 2006.

LEGAL PROCEEDINGS

Certain of our current and former directors and officers have been named as co-defendants in legal proceedings against us. See “Certain Relationships and Related Transactions” below for information regarding these specific legal proceedings and our indemnity obligations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. These officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, we believe that all of our executive officers and directors have complied with all applicable filing requirements for the fiscal year ended December 31, 2006.

CODE OF ETHICS

We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all of our employees. You may request a free copy of our financial code of ethics, which is one of several policies within our code of business conduct, by sending your request together with a self-addressed, postage-paid, envelope to Turnstone Systems, Inc., 7650 Marathon Drive, Suite A, Livermore, California 94550.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows, for the last three fiscal years, compensation earned for services rendered to Turnstone Systems in all capacities by our Chief Executive Officer, and our other executive officer who was employed by us during fiscal year 2004.

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Positions	Year	Salary	Bonus	Restricted Stock Award	Securities Underlying Option	All Other Compensation
Albert Y. Liu General Counsel and Director of Human Resources(1)	2006	—	—	—	—	6,813	(3)
	2005	—	—	—	—	8,719	(3)
	2004	82,500	—	—	—	85,563	(4)

Eric S. Yeaman Chief Executive Officer and Chief Financial Officer(2)	2006	—	—	—	—	5,656	(3)
	2005	—	—	—	—	13,469	(3)
	2004	82,500	—	—	—	89,000	(4)

(1)	Mr. Liu’s full-time employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Liu has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.
(2)	Mr. Yeaman’s employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Yeaman has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.
(3)	Consists of payment for the officer’s consulting services in fiscal 2005 and 2006.
(4)	Consists of payment for severance upon termination and payment for the officer’s consulting services after his termination of employment in June 2004.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any stock options to our executives and employees during the fiscal year ended December 31, 2006. All of our option plans were terminated on December 4, 2003, when our certificate of dissolution became effective with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable as of December 31, 2006.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

As all of our options plans were terminated on December 4, 2003, there were no option exercises in fiscal 2006.

DIRECTOR COMPENSATION

In June 2004, we entered into consulting agreements with Albert Y. Liu and Eric S. Yeaman to continue ongoing management of our liquidation, including service as our board of directors. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate of $125. The agreements do not provide for minimum retainer payments or termination fees.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

In October 2003, we entered into an employment agreement with each of Messrs. Liu and Yeaman. The employment agreement provided that in the event we terminate the officer’s employment without cause, the officer will be entitled to receive a severance payment equal to six months of his annual base salary. At the end of June 2004, we terminated the employment of Messrs. Liu and Yeaman, and concurrently entered into consulting agreements with each of them to continue ongoing management of our liquidation. Compensation under these consulting agreements is based on actual hours of service at a fixed hourly rate of $125. The agreements do not provide for minimum retainer payments or termination fees.

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

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column entitled “Number of Shares Beneficially Owned” excludes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days after the record date. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of the record date is listed separately under the column entitled “Number of Shares Underlying Options Beneficially Owned.” These shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, these stockholders have sole voting or investment power with respect to all shares, subject to applicable community property laws. The number and percentage of shares beneficially owned are based on 63,417,130 shares outstanding as of February 1, 2007.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During fiscal 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are otherwise described under "Executive Compensation — Employment Agreements and Change in Control Agreements."

ITEM 13.	EXHIBITS, LIST AND REPORT ON FORM 8-K

(a)	1. FINANCIAL STATEMENTS

See Item 7 of this Form 10-KSB.

2.	SCHEDULES

Not applicable.

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

The following table sets forth the aggregate fees billed to us by KPMG LLP, independent accountants, for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005.

Fee Category	Fiscal 2006	Fiscal 2005
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	8,000	8,000
All Other Fees	—	—

Total Fees	$58,000	$58,000

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

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” KPMG did not bill us for any such services in fiscal 2006 or 2005.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. In fiscal 2005 and 2006 KPMG LLP provided U.S. tax compliance and consultation services.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee’s policy is to pre-approve all audit and audit-related services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with such pre-approval. In fiscal years 2006 and 2005, all fees identified above under the captions “Audit Fees,” and “Tax Fees” that were billed by KPMG LLP were approved by the Audit Committee in accordance with SEC requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 2nd day of April, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Yeaman	Chief Executive Officer, Chief Financial Officer and Director
Eric S. Yeaman		April 2, 2007

/s/ Albert Y. Liu	General Counsel, Director of Human Resources and Director
Albert Y. Liu		April 2, 2007

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.
(3)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).
(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.