Form 10QSB
period 2007-03-31
TURNSTONE SYSTEMS INC
filed 2007-05-15
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

March 31, 2007
Assets
Cash and cash equivalents	$1,133

Total assets	$1,133

Liabilities
Estimated costs to be incurred during liquidation	$80

Total liabilities	$80

Net assets in liquidation	$1,053

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN

LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months Ended March 31,
	2006	2005
Net assets in liquidation at beginning of period	$1,053	$1,038

Net assets in liquidation at end of period	$1,053	$1,038

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

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 and footnotes thereto, included in the Company’s Annual Report on Form 10-KSB.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at March 31, 2007 consisted primarily of money market funds.

3.	Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael

Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. As a result, the district court has stayed the proposed settlement pending plaintiff’s appeal of the decertification decision. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at March 31, 2007.

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

During dissolution, we will continue to convert our estimated net assets to cash for future distribution to our stockholders. We are not permitted to continue our business as a going concern.

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

As of March 31, 2007, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. We are uncertain as to the timing of the appeal process and whether the proposed settlement will remain available if the appeal is denied and the class action remains decertified.

Based on our projections of operating expenses and liquidation costs as of March 31, 2007, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the IPO litigation matter or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $80,000 at March 31, 2007. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to stockholders. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, net assets in liquidation totaled $1,053,000, consisting of $1,133,000 in cash and cash equivalents, partially offset by $80,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At March 31, 2007, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

TURNSTONE SYSTEMS, INC.

Date: May 15, 2007	By:	/s/ Eric S. Yeaman
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