Form 10QSB
period 2007-06-30
TURNSTONE SYSTEMS INC
filed 2007-08-20
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

June 30, 2007
Assets
Cash and cash equivalents	$1,106

Total assets	$1,106
Liabilities
Estimated costs to be incurred during liquidation	$139

Total liabilities	$139

Net assets in liquidation	$967

See accompanying notes to condensed consolidated financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Net assets in liquidation at beginning of period	$1,053	$1,038	$1,053	$1,038
Adjust assets and liabilities to fair value	(86)	33	(86)	33

Net assets in liquidation at end of period	$967	$1,071	$967	$1,071

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

Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers, estimates to resolve outstanding litigation and miscellaneous other costs, partially offset by estimated future interest earnings. At June 30, 2007, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at June 30, 2007 consisted primarily of money market funds.

2.	Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002,

Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. As a result, the district court stayed the proposed settlement pending plaintiff’s appeal of the decertification decision. In July 2007, the district court signed a stipulation terminating the settlement approval process. Plaintiffs may seek class certification of narrower classes. In the interim, discovery will proceed in the six focus cases selected by the district court, which does not include the case against the Company. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at June 30, 2007.

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

As of June 30, 2007, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the district court signed a stipulation terminating the settlement approval process. The plaintiffs may seek class certification of narrower classes. In the interim, discovery will proceed in the six focus cases selected by the district court, which does not include the case against us. We are uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including us, one by one if a class action cannot be certified. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the IPO litigation matter.

Based on our projections of operating expenses and liquidation costs as of June 30, 2007, we estimate that the amount of future liquidating distributions will be approximately $0.015 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the IPO litigation matter or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $139,000 at June 30, 2007. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to stockholders. At June 30, 2007, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. During the three months ended June 30, 2007, the company increased the fair value of estimated costs to be incurred in liquidation by $86,000. This increase is primarily attributable to an increase in estimated professional service provider fees, legal fees and consulting fees, partially offset by an increase estimated future interest earnings, due to delays in resolving outstanding litigation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, net assets in liquidation totaled $967,000, consisting of $1,106,000 in cash and cash equivalents, partially offset by $139,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At June 30, 2007, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will primarily depend on and could be delayed by the resolution of the outstanding IPO litigation matter. Other secondary matters that could affect any future distributions include, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters, and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the amount we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

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

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors may include, among other things, long-term contractual obligations to certain customers, including certain product warranties, and contractual obligations to certain of our vendors. Our outstanding litigation consists of the IPO federal securities class action litigation. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. However, with respect to the IPO federal securities class action litigation, we are uncertain whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including us, one by one if a class action cannot be certified.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock as well as our secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. As a result, the district court stayed the proposed settlement pending plaintiff’s appeal of the decertification decision. In July 2007, the district court signed a stipulation terminating the settlement approval process. The plaintiffs may seek class certification of narrower classes. In the interim, discovery will proceed in the six focus cases selected by the district court, which does not include the case against us. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

TURNSTONE SYSTEMS, INC.

Date: August 20, 2007	By:	/s/ Eric S. Yeaman
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