Form 10QSB
period 2007-09-30
TURNSTONE SYSTEMS INC
filed 2007-11-14
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, the Issuer had 63,417,130 shares of its Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

TURNSTONE SYSTEMS, INC.

CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

September 30, 2007

Assets
Cash and cash equivalents	$1,099

Total assets	$1,099
Liabilities
Estimated costs to be incurred during liquidation	$109

Total liabilities	$109

Net assets in liquidation	$990

See accompanying notes to condensed financial statements.

TURNSTONE SYSTEMS, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

(UNAUDITED)

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net assets in liquidation at beginning of period	$967	$1,071	$1,053	$1,038
Adjust assets and liabilities to fair value	23	—	(63)	33

Net assets in liquidation at end of period	$990	$1,071	$990	$1,071

See accompanying notes to condensed financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, and other adjustments related to our liquidation, considered necessary for a fair presentation.

These condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 and footnotes thereto, included in the Company’s Annual Report on Form 10-KSB.

3.	Summary of Significant Accounting Policies

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

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting periods. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for the Estimated Costs to be Incurred During Liquidation have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2007 consisted primarily of money market funds.

Estimated Costs To Be Incurred During Liquidation

Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers, estimates to resolve outstanding litigation and miscellaneous other costs, partially offset by estimated future interest earnings. At September 30, 2007, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months.

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

4.	Litigation

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

In addition, on October 3, 2007, Vanessa Simmonds filed a complaint for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 against The Goldman Sachs Group, Inc. and Bank of America Corporation (collectively referred to as “the defendant underwriters”) related to the Company’s initial public offering of stock, in the United States

District Court, Western District of Washington. The Company is named as a nominal defendant in the action. The complaint alleges that Goldman Sachs and Bank of America illegally profited from transactions related to the allocation and sale of shares offered in the Company’s initial public offering and seeks disgorgement of such profits from the defendant underwriters. Pursuant to this claim, any proceeds that are recovered from the defendant underwriters, net of plaintiff’s litigation expenses, would accrue to the benefit of the Company.

The Company does not estimate that there will be future material costs associated with the above matters and has not included any costs associated with these cases in estimated litigation settlement costs at September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis or Plan of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting our expectations, beliefs, intentions and strategies regarding our liquidation and dissolution, including, without limitation, statements regarding the execution, timing and expenses associated with our complete plan of liquidation and dissolution, disposition of our existing assets, the resolution of outstanding creditor claims and the ongoing litigation against us, and liquidating distributions, if any, to our stockholders, constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors,” on pages 9 to 10, and 12 to 15, of this document, respectively. The following discussion should be read in conjunction with the Condensed Financial Statements and notes thereto included elsewhere in this report.

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

We filed our certificate of dissolution with the Secretary of State of the State of Delaware effective December 4, 2003. During the liquidation period, we will continue to convert our estimated net assets to cash for future distribution to our stockholders. We are not permitted to continue our business as a going concern.

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

As of September 30, 2007, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In the interim, discovery will proceed in the six focus cases selected by the district court, which does not include the case against us. We are uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including us, one by one if a class action cannot be certified. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the IPO litigation matter.

Based on our projections of operating expenses and liquidation costs as of September 30, 2007, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the litigation matters or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

We may at some point determine that the continued liquidation of Turnstone may be more efficiently handled by retaining a third party liquidator to manage the liquidation process.

CRITICAL ACCOUNTING ESTIMATES

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of condensed financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our condensed financial statements.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $109,000 at September 30, 2007. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to stockholders. At September 30, 2007, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. During the nine months ended September 30, 2007, the company increased the fair value of estimated costs to be incurred in liquidation by $63,000. This increase is primarily attributable to an increase in estimated professional service provider fees, legal fees and consulting fees, partially offset by an increase estimated future interest earnings, due to delays in resolving outstanding litigation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, net assets in liquidation totaled $990,000, consisting of $1,099,000 in cash and cash equivalents, partially offset by $109,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At September 30, 2007, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

In addition, on October 3 2007, Vanessa Simmonds filed a complaint for recover of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 against The Goldman Sachs Group, Inc. and Bank of America Corporation related to the Company’s initial public offering of stock, in the United States District Court, Western District of Washington. The Company is named as a nominal defendant in the action. The complaint alleges that Goldman Sachs and Bank of America illegally profited from transactions related to the allocation and sale of shares offered in the Company’s initial public offering and seeks disgorgement of such profits from them.

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

TURNSTONE SYSTEMS, INC.

Date: November 14, 2007	By:	/s/ Eric S. Yeaman
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