Form 10KSB
period 2007-12-31
TURNSTONE SYSTEMS INC
filed 2008-03-26
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

    Yes  ☐     No  ☒

Registrant’s revenues for the fiscal year ended December 31, 2007 were $nil.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on January 31, 2008 was US$478,993, which excludes 15,517,856 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

There were 63,417,130 shares of the Registrant’s common stock, par value $0.001, outstanding on February 28, 2008.

The following document is incorporated by reference into Part III of this Form 10-KSB: None.

Transitional Small Business Disclosure Format (check one):   Yes  ☐    No  ☒

TURNSTONE SYSTEMS, INC.

FORM 10-KSB

DECEMBER 31, 2007

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

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including, without limitation, the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Description of Business--Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation:

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

We filed our certificate of dissolution with the Secretary of State of the State of Delaware effective December 4, 2003. During the liquidation period, we converted our estimated net assets to cash for future distribution to our stockholders. We are not permitted to continue our business as a going concern.

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

As of December 31, 2007, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In the interim, discovery will proceed in the six focus cases selected by the district court, which does not include the case against us. We are uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including us, one by one if a class action cannot be certified. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the initial public offering (“IPO”) litigation matter.

Based on our projections of operating expenses and liquidation costs as of December 31, 2007, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the litigation matters or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

EMPLOYEES

As of December 31, 2007, we had no full-time employees.

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

If we do not settle all of our obligations to creditors and resolve all of our outstanding litigation, we may be prevented from completing our plan of dissolution. Our obligations to creditors may include, among other things, contractual obligations to certain of our vendors. Our outstanding litigation consists of the IPO federal securities class action litigation. As part of the wind down process, we will attempt to settle our obligations with our creditors and resolve all of the outstanding litigation. However, with respect to the IPO federal securities class action litigation, we are uncertain whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including us, one by one if a class action cannot be certified. Plaintiffs in the class action lawsuit have claimed damages in the hundreds of millions of dollars. Our inability to reach settlement with our creditors and resolve outstanding litigation could delay or even prevent us from completing the plan of dissolution. Moreover, amounts required to settle our obligations to creditors and resolve any outstanding litigation will reduce the amount of remaining capital available for future distribution to stockholders.

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

In addition, on October 3, 2007, Vanessa Simmonds filed a complaint for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 against The Goldman Sachs Group, Inc. and Bank of America Corporation related to our initial public offering of stock, in the United States District Court, Western District of Washington. We are named as a nominal defendant in the action. The complaint alleges that Goldman Sachs and Bank of America illegally profited from transactions related to the allocation and sale of shares offered in our initial public offering and seeks disgorgement of such profits from them.

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

	THREE MONTHS ENDED
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Price range per share:
High	$0.02	$0.01	$0.01	$0.01
Low	$0.01	$0.01	$0.01	$0.01

	THREE MONTHS ENDED
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Price range per share:
High	$0.02	$0.02	$0.02	$0.02
Low	$0.01	$0.01	$0.01	$0.01

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

We filed our certificate of dissolution with the Secretary of State of the State of Delaware effective December 4, 2003. Pursuant to Delaware law, Turnstone Systems, Inc. was required to continue in existence until at least December 4, 2006. During this period, we continued to convert our estimated net assets to cash for future distribution to our stockholders. We were not permitted to continue our business as a going concern.

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

As of December 31, 2007, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In the interim, discovery will proceed in the six focus cases selected by the district court, which does not include the case against us. We are uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including us, one by one if a class action cannot be certified. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the IPO litigation matter. For a more detailed discussion of this litigation matter, please see the section entitled “IPO Litigation” under “Item 3 – Legal Proceedings.”

Based on our projections of operating expenses and liquidation costs as of December 31, 2007, we estimate that the amount of future liquidating distributions will be approximately $0.016 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the IPO litigation matter or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

Prior to the decision to dissolve Turnstone Systems, Inc., we were a provider of hardware and software products that enabled local exchange carriers to deploy and maintain copper local loop services. Our products included copper loop management and testing systems, signal splitters and remote line switching and service verification platforms.

CRITICAL ACCOUNTING ESTIMATES

In connection with the adoption of the plan of dissolution and the anticipated liquidation, we adopted the liquidation basis of accounting effective November 11, 2003, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our financial statements.

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $106,000 at December 31, 2007. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to stockholders. At December 31, 2007, estimated costs to be incurred during liquidation are based on estimated costs for a period of twelve to eighteen months. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. During the year ended December 31, 2007, the company increased the fair value of estimated costs to be incurred in liquidation by $63,000. This increase is primarily attributable to an increase in estimated professional service provider fees, legal fees and consulting fees, partially offset by an increase estimated future interest earnings, due to delays in resolving outstanding litigation.

ACTIVITIES IN LIQUIDATION

The following table presents financial data under the liquidation basis of accounting (in thousands):

	Year ended December 31,
	2007	2006
Net assets in liquidation at beginning of period	$1,053	$1,038
Adjust assets and liabilities to fair value	(68)	15

Net assets in liquidation at end of period	$985	$1,053

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, net assets in liquidation totaled $985,000, consisting of $1,091,000 in cash and cash equivalents, partially offset by $101,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At December 31, 2007, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

We do not have any long-term debt, lease or purchase obligations at December 31, 2007.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements, and the related notes thereto, of Turnstone Systems, Inc. and subsidiaries, and the Report of Independent Auditors, and unaudited supplemental data are filed as a part of this Form 10-KSB.

1.	Financial Statements

2.	Financial Statement Schedule

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Turnstone Systems, Inc.

We have audited the accompanying statement of net assets in liquidation of Turnstone Systems, Inc. (the “Company”) as of December 31, 2007, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Turnstone Systems, Inc. as of December 31, 2007 and the changes in its net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP.

Newport Beach, California

March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Turnstone Systems, Inc.

We have audited the accompanying statement of changes in net assets in liquidation of Turnstone Systems, Inc. for the year ended December 31, 2006. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the changes in net assets in liquidation of Turnstone Systems, Inc. for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California

March 30, 2007

TURNSTONE SYSTEMS, INC.

STATEMENT OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

December 31, 2007
Assets
Cash and cash equivalents	$1,091

Total assets	$1,091
Liabilities
Estimated costs to be incurred during liquidation	$106

Total liabilities	$106

Net assets in liquidation	$985

See accompanying notes to financial statements.

TURNSTONE SYSTEMS, INC.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	For the Years Ended December 31,
	2007	2006
Net assets in liquidation at beginning of year	$1,053	$1,038
Adjust assets and liabilities to fair value	(68)	15

Net assets in liquidation at end of year	$985	$1,053

See accompanying notes to financial statements

TURNSTONE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Concentrations of Credit Risk

The Company currently maintains substantially all of its cash equivalents in money market funds which are not insured by the Federal Deposit Insurance Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2007 consisted primarily of money market funds.

Estimated Costs To Be Incurred During Liquidation

Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers, estimates to resolve outstanding litigation and miscellaneous other costs, partially offset by estimated future interest earnings. At December 31, 2007, estimated costs to be incurred during liquidation are based on estimated costs for a period of twelve to eighteen months.

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

3.	Commitments and Contingencies

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In the interim, discovery will proceed in the six focus cases selected by the district court, which does not include the case against the Company. The Company is uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including the Company, one by one if a class action cannot be certified. The Company has determined that it is in the best interest of stockholders for the Company to make a final distribution after the final resolution of the IPO litigation matter. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at December 31, 2007.

In addition, on October 3, 2007, Vanessa Simmonds filed a complaint for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 against The Goldman Sachs Group, Inc. and Bank of America Corporation related to our initial public offering of stock, in the United States District Court, Western District of Washington. We are named as a nominal defendant in the action. The complaint alleges that Goldman Sachs and Bank of America illegally profited from transactions related to the allocation and sale of shares offered in our initial public offering and seeks disgorgement of such profits from them. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at December 31, 2007.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 4, 2007, the Board of Directors of the Company unanimously approved the replacement of KPMG LLP (“KPMG”) with Squar, Milner, Peterson, Miranda and Williamson, LLP (“Squar Milner”) as the Company’s independent registered public accounting firm, effective immediately.

The audit reports of KPMG on the financial statements of the Company as of and for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2006 and 2005 and the subsequent interim period through October 4, 2007, there were no: (1) disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG would have caused it to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

During the Company’s two most recent fiscal years, the Company has not consulted with Squar Milner regarding (i) either the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Squar Milner concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 8A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages, as of December 31, 2007, are as follows:

NAME	AGE	POSITION(S)
Albert Y. Liu	35	General Counsel, Director of Human Resources and Director
Eric S. Yeaman	37	Chief Executive Officer, Chief Financial Officer and Director

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

BOARD COMMITTEES AND MEETINGS

During fiscal 2007, our board of directors did not hold any meetings.

We established an audit committee in October 1999. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. There is no specified term for committee members. During fiscal 2004, Mr. Peters served as the sole member of our audit committee until his resignation in June 2004. Since then, our board of directors has acted as the audit committee. Our board of directors has determined that Mr. Yeaman is an audit committee financial expert. Mr. Yeaman is not an “independent” director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act. The audit committee did not meet in fiscal 2007.

LEGAL PROCEEDINGS

Certain of our current and former directors and officers have been named as co-defendants in legal proceedings against us. See “Certain Relationships and Related Transactions” below for information regarding these specific legal proceedings and our indemnity obligations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. These officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, we believe that all of our executive officers and directors have complied with all applicable filing requirements for the fiscal year ended December 31, 2007.

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

SUMMARY COMPENSATION TABLE

The following table shows, for the last two fiscal years, compensation earned for services rendered to Turnstone Systems in all capacities by our Chief Executive Officer, and our other executive officer.

	Annual Compensation
Name and Principal Positions	Year	Salary	Bonus	All Other Compensation
Albert Y. Liu	2007			10,563(3)
General Counsel and Director of Human Resources (1)	2006			6,813(3)
Eric S. Yeaman	2007			8,000(3)
Chief Executive Officer and Chief Financial Officer (2)	2006		—	5,656 (3)

(1)	Mr. Liu’s full-time employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Liu has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.

(2)	Mr. Yeaman’s employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Yeaman has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.

(3)	Consists of payment for the officer’s consulting services in fiscal 2006 and 2007.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any stock options to our executives and employees during the fiscal year ended December 31, 2007. All of our option plans were terminated on December 4, 2003, when our certificate of dissolution became effective with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable as of December 31, 2007.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

As all of our options plans were terminated on December 4, 2003, there were no option exercises in fiscal 2007.

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

The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2007, by: (i) each person who is known by us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all directors and named executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column entitled “Number of Shares Beneficially Owned” excludes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days after the record date. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of the record date is listed separately under the column entitled “Number of Shares Underlying Options Beneficially Owned.” These shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, these stockholders have sole voting or investment power with respect to all shares, subject to applicable community property laws. The number and percentage of shares beneficially owned are based on 63,417,130 shares outstanding as of December 31, 2007.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND CORPORATE GOVERNANCE

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

During fiscal 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party, in which the amount involved in the transaction exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are otherwise described under “Executive Compensation — Employment Agreements and Change in Control Agreements.”

ITEM 13.	EXHIBITS

(a) 1.	FINANCIAL STATEMENTS

See Item 7 of this Form 10-KSB.

2.	SCHEDULES

Not applicable

3.	EXHIBITS

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

The following table sets forth the aggregate fees billed to us by KPMG LLP, independent accountants, for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006.

Fee Category	Fiscal 2007	Fiscal 2006
Audit Fees	$12,500	$50,000
Audit-Related Fees	5,200	—
Tax Fees	—	8,000
All Other Fees	—	—

Total Fees	$17,700	$58,000

The following table sets forth the aggregate fees billed to us by Squar Milner, independent accountants, for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006.

Fee Category	Fiscal 2007	Fiscal 2006
Audit Fees	$28,500	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$28,500	$—

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in our quarterly reports and services that are normally provided by KPMG LLP and Squar Milner in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2007, KPMG billed us for services related to assisting a change in auditor.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. In fiscal 2006 KPMG LLP provided U.S. tax compliance and consultation services. In fiscal 2007, Squar Milner provided U.S. tax compliance and consultation services.

All Other Fees. KPMG LLP and Squar Milner did not bill us for any other fees.

The Audit Committee considered and determined that the provision of the services other than the services described under “Audit Fee” and “Audit-Related Fees” is compatible with maintaining the independence of the independent auditors.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee’s policy is to pre-approve all audit and audit-related services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with such pre-approval. In fiscal years 2007 and 2006, all fees identified above under the captions “Audit Fees,” and “Tax Fees” that were billed by KPMG LLP and Squar Milner were approved by the Audit Committee in accordance with SEC requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 26th day of March, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Yeaman Eric S. Yeaman	Chief Executive Officer Officer, Chief Financial Officer and Director	March 26, 2008

/s/ Albert Y. Liu Albert Y. Liu	General Counsel, Director of Human Resources and Director	March 26, 2008

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

21.1	Subsidiaries

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(3)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.

(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.