Form 10-Q
period 2008-06-30
TURNSTONE SYSTEMS INC
filed 2008-08-13
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 63,417,130 as of July 31, 2008.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

TURNSTONE SYSTEMS, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$1,043	$1,091

Total assets	1,043	1,091
Liabilities
Estimated costs to be incurred during liquidation	76	106

Total liabilities	76	106

Net assets in liquidation	$967	$985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURNSTONE SYSTEMS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net assets in liquidation at beginning of period	$979	$1,053	$985	$1,053
Adjust assets and liabilities to fair value	(12)	(86)	(18)	(86)

Net assets in liquidation at end of period	$967	$967	$967	$967

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The accompanying condensed statement of net assets as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of the Company, which include the activities for the three and six month periods ended June 30, 2008 and 2007 and the related footnote information have been prepared on a basis substantially consistent with and should be read in conjunction with the Company’s audited financial statements as of December 31, 2007 contained in the Company’s annual report on Form 10-KSB, as filed with the SEC (the “Annual Report”).

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

Use of Estimates and Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting periods. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates involved in the accounting for the estimated costs to be incurred during liquidation have the greatest potential impact on our financial statements, so we consider estimates associated with these obligations to be critical to our financial statements. We discuss below the critical accounting estimates associated with these policies.

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions.

At June 30, 2008, the Company maintained cash balances at certain financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $100,000. Bank balances in excess of the FDIC limit as of June 30, 2008 and December 31, 2007 approximated $907,000 and $923,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at June 30, 2008 and December 31, 2007 consisted primarily of money market funds.

Estimated Costs To Be Incurred During Liquidation

Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers, estimates to resolve outstanding litigation and miscellaneous other costs, partially offset by estimated future interest earnings. At June 30, 2008 and December 31, 2007, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months.

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

4. Commitments and Contingencies

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In the interim, discovery is proceeding in the six focus cases selected by the district court, which does not include the case against the Company. The Company is uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including the Company, one by one if a class action cannot be certified. The Company has determined that it is in the best interest of stockholders for the Company to make a final distribution after the final resolution of the IPO litigation matter. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at June 30, 2008 and December 31, 2007.

In addition, on October 3, 2007, Vanessa Simmonds filed a complaint for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 against The Goldman Sachs Group, Inc. and Bank of America Corporation related to our initial public offering of stock, in the United States District Court, Western District of Washington. We are named as a nominal defendant in the action. The complaint alleges that Goldman Sachs and Bank of America illegally profited from transactions related to the allocation and sale of shares offered in our initial public offering and seeks disgorgement of such profits from them. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at June 30, 2008 and December 31, 2007.

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

As of June 30, 2008, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In the interim, discovery is proceeding in the six focus cases selected by the district court, which does not include the case against us. We are uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including us, one by one if a class action cannot be certified. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the IPO litigation matter.

Based on our projections of operating expenses and liquidation costs as of June 30, 2008, we estimate that the amount of future liquidating distributions will be approximately $0.015 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the litigation matters or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $76,000 at June 30, 2008. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to stockholders. At June 30, 2008, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. During the three and six months ended June 30, 2008, the company increased the fair value of estimated costs to be incurred in liquidation by $12,000 and $18,000, respectively. The increase in fair value of estimated costs to be incurred in liquidation is primarily attributable to estimated decreases in yields on cash and cash equivalents during the liquidation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, net assets in liquidation totaled $967,000, consisting of $1,043,000 in cash and cash equivalents, partially offset by $76,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At June 30, 2008, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

Date: August 13, 2008

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