Form 10-Q
period 2008-09-30
TURNSTONE SYSTEMS INC
filed 2008-11-13
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 63,417,130 as of October 31, 2008.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

TURNSTONE SYSTEMS, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Cash and cash equivalents	$1,043	$1,091

Total assets	1,043	1,091
Liabilities
Estimated costs to be incurred during liquidation	79	106

Total liabilities	79	106

Net assets in liquidation	$964	$985

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURNSTONE SYSTEMS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net assets in liquidation at beginning of period	$967	$967	$985	$1,053
Adjust assets and liabilities to fair value	(3)	23	(21)	(63)

Net assets in liquidation at end of period	$964	$990	$964	$990

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

The accompanying condensed statement of net assets in liquidation as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of the Company, which include the activities for the three and nine month periods ended September 30, 2008 and 2007 and the related footnote information have been prepared on a basis substantially consistent with and should be read in conjunction with the Company’s audited financial statements as of December 31, 2007 contained in the Company’s annual report on Form 10-KSB, as filed with the SEC (the “Annual Report”).

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. At September 30, 2008, cash equivalents consisted primarily of money market funds which invest exclusively in short-term United States Government obligations, including securities issued or guaranteed by the United States Government, its agencies, authorities, instrumentalities or sponsored entities, and United States Treasury securities and related repurchase agreements. Money market funds are not insured or guaranteed by the Federal Deposit Insurance Corporation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2008 and December 31, 2007 consisted primarily of money market funds.

Estimated Costs To Be Incurred During Liquidation

Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers, estimates to resolve outstanding litigation and miscellaneous other costs, partially offset by estimated future interest earnings. At September 30, 2008 and December 31, 2007, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months.

The actual amount available for the final distribution, if any, could be substantially less if the Company cannot successfully or timely resolve the outstanding federal securities class action lawsuit related to its initial public offering, or discovers additional liabilities or claims or incurs unexpected or greater than expected expenses. The timing of any final distribution will depend primarily on if and when the Company can successfully resolve the IPO litigation matter disclosed below.

4. Commitments and Contingencies

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In the interim, discovery is proceeding in the six focus cases selected by the district court, which does not include the case against the Company. The Company is uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including the Company, one by one if a class action cannot be certified. The Company has determined that it is in the best interest of stockholders for the Company to make a final distribution after the final resolution of the IPO litigation matter. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at September 30, 2008 and December 31, 2007.

In addition, on October 3, 2007, Vanessa Simmonds filed a complaint for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 against The Goldman Sachs Group, Inc. and Bank of America Corporation related to our initial public offering of stock, in the United States District Court, Western District of Washington. We are named as a nominal defendant in the action. The complaint alleges that Goldman Sachs and Bank of America illegally profited from transactions related to the allocation and sale of shares offered in our initial public offering and seeks disgorgement of such profits from them. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at September 30, 2008 and December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis or Plan of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting our expectations, beliefs, intentions and strategies regarding our liquidation and dissolution, including, without limitation, statements regarding the execution, timing and expenses associated with our complete plan of liquidation and dissolution, disposition of our existing assets, the resolution of outstanding creditor claims and the ongoing litigation against us, and liquidating distributions, if any, to our stockholders, constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors,” on pages 7 to 8, and 9 to 11of this document, respectively. The following discussion should be read in conjunction with the Condensed Financial Statements and notes thereto included elsewhere in this report.

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

The special cash distribution was ratified by a majority of the shares present at the Annual Meeting on November 11, 2003. Following the Annual Meeting, our board of directors approved a special distribution of $2.77 per common share payable on November 28, 2003 to our stockholders of record as of November 21, 2003. The special cash distribution to stockholders, totalling $175.7 million, was paid on November 28, 2003.

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

As of September 30, 2008, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In the interim, discovery is proceeding in the six focus cases selected by the district court, which does not include the case against us. We are uncertain as to whether a class settlement will be available in the future and/or whether plaintiffs will litigate against each of the defendant issuers, including us, one by one if a class action cannot be certified. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the IPO litigation matter.

Based on our projections of operating expenses and liquidation costs as of September 30, 2008, we estimate that the amount of future liquidating distributions will be approximately $0.015 per common share. The actual amount available for distribution, if any, could be substantially less if we cannot successfully or timely resolve the IPO litigation matter, discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $79,000 at September 30, 2008. Our estimates are based on assumptions regarding our ability to resolve the IPO litigation matter, settle outstanding obligations to creditors, and the timing of distributions to stockholders. At September 30, 2008, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. During the three and nine months ended September 30, 2008, the company increased the fair value of estimated costs to be incurred in liquidation by $3,000 and $21,000, respectively. The increase in fair value of estimated costs to be incurred in liquidation is primarily attributable to estimated decreases in yields on cash and cash equivalents during the liquidation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, net assets in liquidation totaled $964,000, consisting of $1,043,000 in cash and cash equivalents, partially offset by $79,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for the IPO litigation matter and any other existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At September 30, 2008, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) in the dissolution, this means that a stockholder could be required to return all distributions previously made to such stockholder and receive nothing from us under the plan of dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavour to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

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

TURNSTONE SYSTEMS, INC.
Registrant

/s/ ERIC S. YEAMAN
Eric S. Yeaman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2008

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between

Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between

Turnstone Systems, Inc. and Eric S. Yeaman

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(3)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.

(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.