Form 10-K
period 2008-12-31
TURNSTONE SYSTEMS INC
filed 2009-03-20
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER 000-28843

TURNSTONE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0473640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

548 Market Street, #26575

SAN FRANCISCO, CALIFORNIA 94104

(Address of principal executive offices) (Zip Code)

(408) 907-1400

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	None

SECURITIES REGISTERED PURSUANT TO 12(G) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008 was approximately $335,000, which excludes 15,517,856 of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Over The Counter Market on June 30, 2008 (the last business day of the Registrant’s most recently completed fiscal second quarter).

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 63,417,130 shares as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

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

Readers are urged to carefully review and consider the various disclosures we make which attempt to advise them of the factors which affect our business, including, without limitation, the disclosures made under the caption “Management’s Discussion and Analysis or Plan of Operation” and under the caption “Item 1A—Risk Factors” included herein. These important factors, which could cause actual results to differ materially from the forward-looking statements contained herein, include, without limitation:

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

LIQUIDATION, WINDING UP AND DISSOLUTION

On August 6, 2003, our board of directors approved, subject to stockholders ratification at our 2003 Annual Meeting of Stockholders, a special cash distribution to stockholders of $2.77 per common share or such lesser amount as the board of directors might later determine to be appropriate. The board of directors also approved, subject to stockholders approval at our 2003 Annual Meeting of Stockholders, the liquidation and dissolution of Turnstone Systems, Inc. pursuant to a plan of complete liquidation and dissolution.

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

As of December 31, 2008, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005, the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the settlement approval process was officially terminated by the district court. In February 2009, the parties recently reached a proposed global settlement of the litigation and have so advised the district court. Under the settlement, which remains subject to court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as our officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final court approval. If no settlement is reached, the plaintiffs may litigate against each of the defendant issuers, including us, one by one, beginning with the six focus cases selected by the district court, which does not include the case against us. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the initial public offering (“IPO”) litigation matter.

Based on our projections of operating expenses and liquidation costs as of December 31, 2008, we estimate that the amount of future liquidating distributions will be approximately $0.014 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the litigation matters or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

We were incorporated in Delaware in January 1998. Our principal executive offices are located at 548 Market Street, #26575, California 94104, and our telephone number is (408) 907-1400.

EMPLOYEES

As of December 31, 2008, we had no full-time employees.

ITEM 1A.	RISK FACTORS

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

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to our stockholders. The precise nature, amount and timing of any future distribution to our stockholders will primarily depend on and could be delayed by the resolution of the outstanding IPO litigation matter. Other secondary matters that could affect any future distributions include, among other things, sales of our non-cash assets, claim settlements with creditors, resolution of outstanding litigation matters and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurance that we will actually make additional distributions. The estimates we have provided are based on currently available information, and actual payments, if any, could be substantially less than the amount we have estimated. Any amounts to be distributed to our stockholders may be less than the price or prices at which our common stock has recently traded or may trade in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered at a third-party facility in San Francisco, California. As we currently have no full-time employees, we believe we have adequate facilities to meet our needs.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against us, certain of our current and former officers and directors, and the underwriters of our initial public offering of stock as well as our secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in our initial public offering and our secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, we, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and our reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. In July 2007, the settlement approval process was officially terminated by the district court. In February 2009, the parties recently reached a proposed global settlement of the litigation and have so advised the district court. Under the settlement, which remains subject to court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as our officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final court approval. If no settlement is reached, the plaintiffs may litigate against each of the defendant issuers, including us, one by one, beginning with the six focus cases selected by the district court, which does not include the case against us. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the IPO litigation matter. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades in the Over the Counter Market’s “pink sheets” under the symbol “TSTN.PK.” The following table sets forth the high and low sale prices per share of our common stock for the fiscal periods listed below as reported on the pink sheets. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	THREE MONTHS ENDED
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Price range per share:
High	$0.01	$0.01	$0.01	$0.04
Low	$0.01	$0.01	$0.01	$0.01

	THREE MONTHS ENDED
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Price range per share:
High	$0.02	$0.01	$0.01	$0.01
Low	$0.01	$0.01	$0.01	$0.01

In June 2004, our board of directors approved a liquidating cash distribution of approximately $10.8 million, or $0.17 per common share, to our stockholders of record as of December 4, 2003. The distribution was completed on July 8, 2004. All future distributions will be liquidating distributions. The actual amount and timing of future liquidating distributions, if any, cannot be predicted at this time. At present, we estimate that total future liquidating distributions will be approximately $0.014 per share.

EQUITY COMPENSATION PLANS

The information required by this Item regarding securities reserved for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

Since the filing of our certificate of dissolution with the Secretary of State of the State of Delaware effective December 4, 2003, we have not issued any securities that have not been registered under the Securities Act of 1933, as amended.

PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our equity securities during the year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2008, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005, the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the settlement approval process was officially terminated by the district court. In February 2009, the parties recently reached a proposed global settlement of the litigation and have so advised the district court. Under the settlement, which remains subject to court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as our officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final court approval. If no settlement is reached, the plaintiffs may litigate against each of the defendant issuers, including us, one by one, beginning with the six focus cases selected by the district court, which does not include the case against us. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the IPO litigation matter. For a more detailed discussion of this litigation matter, please see the section entitled “IPO Litigation” under “Item 3 – Legal Proceedings.”

Based on our projections of operating expenses and liquidation costs as of December 31, 2008, we estimate that the amount of future liquidating distributions will be approximately $0.014 per common share. The actual amount available for distribution, if any, could be substantially less if we incur unexpected or greater than expected expenses related to the IPO litigation matter or if we discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $106,000 at December 31, 2008. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the timing of distributions to stockholders. At December 31, 2008, estimated costs to be incurred during liquidation are based on estimated costs for a period of twelve to eighteen months. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. During the year ended December 31, 2008, the company increased the fair value of estimated costs to be incurred in liquidation by $72,000. This increase is primarily attributable to an increase in estimated professional service provider fees and consulting fees due to delays in resolving outstanding litigation. During the year ended December 31, 2007, the company increased the fair value of estimated costs to be incurred in liquidation by $68,000. This increase is primarily attributable to an increase in estimated professional service provider fees, legal fees and consulting fees, partially offset by an increase estimated future interest earnings, due to delays in resolving outstanding litigation.

ACTIVITIES IN LIQUIDATION

The following table presents financial data under the liquidation basis of accounting (in thousands):

	Year ended December 31,
	2008	2007
Net assets in liquidation at beginning of year	$985	$1,053
Adjust assets and liabilities to fair value	(72)	(68)

Net assets in liquidation at end of year	$913	$985

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, net assets in liquidation approximated $913,000, consisting of $1,019,000 in cash and cash equivalents, partially offset by $106,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At December 31, 2008, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

We do not have any long-term debt, lease or purchase obligations as of December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Turnstone Systems, Inc.

We have audited the accompanying statements of net assets in liquidation of Turnstone Systems, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of changes in net assets in liquidation for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Turnstone Systems, Inc. as of December 31, 2008 and 2007 and the changes in its net assets in liquidation for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 17, 2009

TURNSTONE SYSTEMS, INC.

STATEMENTS OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	As of December 31,
	2008	2007
Assets
Cash and cash equivalents	$1,019	$1,091

Total assets	1,019	1,091
Liabilities
Estimated costs to be incurred during liquidation	106	106

Total liabilities	106	106

Net assets in liquidation	$913	$985

See accompanying notes to financial statements.

TURNSTONE SYSTEMS, INC.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	For the Years Ended December 31,
	2008	2007
Net assets in liquidation at beginning of year	$985	$1,053
Adjust assets and liabilities to fair value	(72)	(68)

Net assets in liquidation at end of year	$913	$985

See accompanying notes to financial statements.

TURNSTONE SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. At December 31, 2008, cash equivalents consisted primarily of money market funds which invest exclusively in short-term United States Government obligations, including securities issued or guaranteed by the United States Government, its agencies, authorities, instrumentalities or sponsored entities, and United States Treasury securities and related repurchase agreements. Money market funds are not insured or guaranteed by the Federal Deposit Insurance Corporation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at December 31, 2008 and 2007 consisted primarily of money market funds.

Estimated Costs To Be Incurred During Liquidation

Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers, estimates to resolve outstanding litigation and miscellaneous other costs, partially offset by estimated future interest earnings. At December 31, 2008 and 2007, estimated costs to be incurred during liquidation are based on estimated costs for a period of twelve to eighteen months.

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

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. In July 2007, the settlement approval process was officially terminated by the district court. The plaintiffs may seek certification of narrower classes. In February 2009, the parties recently reached a proposed global settlement of the litigation and have so advised the district court. Under the settlement, which remains subject to court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final court approval. If no settlement is reached, the plaintiffs may litigate against each of the defendant issuers, including the Company, one by one, beginning with the six focus cases selected by the district court, which does not include the case against the Company. The Company has determined that it is in the best interest of stockholders for the Company to make a final distribution after the final resolution of the IPO litigation matter. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at December 31, 2008.

In addition, on October 3, 2007, Vanessa Simmonds filed a complaint for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 against The Goldman Sachs Group, Inc. and Bank of America Corporation related to the Company’s initial public offering of stock, in the United States District Court, Western District of Washington. The Company is named as a nominal defendant in the action. The complaint alleges that Goldman Sachs and Bank of America illegally profited from transactions related to the allocation and sale of shares offered in the Company’s initial public offering and seeks disgorgement of such profits from them. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at December 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages, as of December 31, 2008, are as follows:

NAME	AGE	POSITION(S)
Albert Y. Liu	36	General Counsel, Director of Human Resources and Director
Eric S. Yeaman	38	Chief Executive Officer, Chief Financial Officer and Director

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

BOARD COMMITTEES AND MEETINGS

During fiscal 2008, our board of directors did not hold any meetings.

We established an audit committee in October 1999. The audit committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. There is no specified term for committee members. During fiscal 2004, Mr. Peters served as the sole member of our audit committee until his resignation in June 2004. Since then, our board of directors has acted as the audit committee. Our board of directors has determined that Mr. Yeaman is an audit committee financial expert. Mr. Yeaman is not an “independent” director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities and Exchange Act. The audit committee did not meet in fiscal 2008.

LEGAL PROCEEDINGS

Certain of our current and former directors and officers have been named as co-defendants in legal proceedings against us. See “Certain Relationships and Related Transactions” below for information regarding these specific legal proceedings and our indemnity obligations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and persons who own more than 10% of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. These officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, we believe that all of our executive officers and directors have complied with all applicable filing requirements for the fiscal year ended December 31, 2008.

CODE OF ETHICS

We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all of our employees. You may request a free copy of our financial code of ethics, which is one of several policies within our code of business conduct, by sending your request together with a self-addressed, postage-paid, envelope to Turnstone Systems, Inc., 548 Market Street, #26575, San Francisco, CA 94104.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows, for the last two fiscal years, compensation earned for services rendered to Turnstone Systems in all capacities by our Chief Executive Officer, and our other executive officer.

	Annual Compensation
Name and Principal Positions	Year	Salary	Bonus	All Other Compensation
Albert Y. Liu	2008			8,975(3)
General Counsel and Director of Human Resources (1)	2007			10,563(3)
Eric S. Yeaman	2008			9,281(3)
Chief Executive Officer and Chief Financial Officer (2)	2007		—	8,000(3)

(1)	Mr. Liu’s full-time employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Liu has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.

(2)	Mr. Yeaman’s employment with Turnstone Systems was terminated in June 2004. Since that time, Mr. Yeaman has served as a consultant overseeing the dissolution and liquidation of Turnstone Systems.

(3)	Consists of payment for the officer’s consulting services in fiscal 2007 and 2008.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant any stock options to our executives and employees during the fiscal year ended December 31, 2008. All of our option plans were terminated on December 4, 2003, when our certificate of dissolution became effective with the office of the Secretary of State of the State of Delaware. Therefore, there are no options outstanding or exercisable as of December 31, 2008.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

As all of our options plans were terminated on December 4, 2003, there were no option exercises in fiscal 2008.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2008, by: (i) each person who is known by us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all directors and named executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column entitled “Number of Shares Beneficially Owned” excludes the number of shares of common stock subject to options held by that person that are currently exercisable or that will become exercisable within 60 days after the record date. The number of shares subject to options that each beneficial owner has the right to acquire within 60 days of the record date is listed separately under the column entitled “Number of Shares Underlying Options Beneficially Owned.” These shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes, these stockholders have sole voting or investment power with respect to all shares, subject to applicable community property laws. The number and percentage of shares beneficially owned are based on 63,417,130 shares outstanding as of December 31, 2008.

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

During fiscal 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party, in which the amount involved in the transaction exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are otherwise described under “Item 11. Executive Compensation.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Squar, Milner, Peterson, Miranda & Williamson, LLP. (“Squar Milner”) our current independent accountants, for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007.

Fee Category	Fiscal 2008	Fiscal 2007
Audit Fees	$36,720	$28,500
Audit-Related Fees	—	—
Tax Fees	5,940	—
All Other Fees	—	—

Total Fees	$42,660	$28,500

The following table sets forth the aggregate fees billed to us by KPMG LLP, our prior independent accountants, for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007.

Fee Category	Fiscal 2008	Fiscal 2007
Audit Fees	$—	$12,500
Audit-Related Fees	—	5,200
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$—	$17,700

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

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. In fiscal 2008 and 2007, Squar Milner provided U.S. tax compliance and consultation services.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee’s policy is to pre-approve all audit and audit-related services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with such pre-approval. In fiscal years 2008 and 2007, all fees identified above under the captions “Audit Fees,” and “Tax Fees” that were billed by KPMG LLP and Squar Milner were approved by the Audit Committee in accordance with SEC requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K.

2.	SCHEDULES

Not applicable

3.	EXHIBITS

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of Santa Clara, State of California on this 20th day of March, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric S. Yeaman Eric S. Yeaman	Chief Executive Officer, Chief Financial Officer and Director	March 20, 2009

/s/ Albert Y. Liu Albert Y. Liu	General Counsel, Director of Human Resources and Director	March 20, 2009

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of Turnstone Systems

3.2(2)	Amended and Restated Bylaws of Turnstone Systems

4.1(3)	Form of Common Stock certificate

10.1(3)	Form of Indemnification Agreement entered into by Turnstone Systems with each of its directors and executive officers

10.19(4)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Albert Y. Liu

10.20(5)	Consulting Agreement, dated as of July 1, 2004, between Turnstone Systems, Inc. and Eric S. Yeaman

21.1	Subsidiaries

31.1	Certification by the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(2)	Incorporated herein by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

(3)	Incorporated by reference herein to the Registration Statement on Form S-1 and all amendments thereto filed on November 22, 1999 with the Securities and Exchange Commission (No. 333-45130).

(4)	Incorporated herein by reference to Exhibit 10.19 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.

(5)	Incorporated herein by reference to Exhibit 10.20 of our Current Report on Form 8-K filed on June 28, 2004 with the Securities and Exchange Commission.