Form 10-Q
period 2009-06-30
TURNSTONE SYSTEMS INC
filed 2009-08-11
CIK 1054131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 63,417,130 as of July 31, 2009.

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

TURNSTONE SYSTEMS, INC.

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Cash and cash equivalents	$974	$1,019

Total assets	974	1,019

Liabilities
Estimated costs to be incurred during liquidation	70	106

Total liabilities	70	106

Net assets in liquidation	$904	$913

The accompanying notes are an integral part of these unaudited condensed financial statements.

TURNSTONE SYSTEMS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net assets in liquidation at beginning of period	$904	$979	$913	$985
Adjust assets and liabilities to fair value	—	(12)	(9)	(18)

Net assets in liquidation at end of period	$904	$967	$904	$967

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

The accompanying condensed statement of net assets as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of the Company, which include the activities for the three and six month periods ended June 30, 2009 and 2008 and the related footnote information have been prepared on a basis substantially consistent with and should be read in conjunction with the Company’s audited financial statements as of December 31, 2008 contained in the Company’s annual report on Form 10-K, as filed with the SEC (the “Annual Report”). We evaluated events and transactions after June 30, 2009 and before the date the financial statements were issued, for potential recognition or disclosure in the financial statements, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”) (discussed further in the “Significant Recent Accounting Pronouncements” section of Note 3 below). In connection with preparing the accompanying unaudited condensed financial statements as of and for the quarter and six-month period ended June 30, 2009, management evaluated subsequent events through August 11, 2009 which is the date that such financial statements were issued (filed with the SEC).

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

Concentrations of Credit Risk

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. At June 30, 2009, cash equivalents consisted primarily of money market funds which invest exclusively in short-term United States Government obligations, including securities issued or guaranteed by the United States Government, its agencies, authorities, instrumentalities or sponsored entities, and United States Treasury securities and related repurchase agreements. Money market funds are not insured or guaranteed by the Federal Deposit Insurance Corporation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at June 30, 2009 and December 31, 2008 consisted primarily of money market funds.

Estimated Costs To Be Incurred During Liquidation

Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers, estimates to resolve outstanding litigation and miscellaneous other costs, partially offset by estimated future interest earnings. At December 31, 2008, estimated costs to be incurred during liquidation is based on estimated costs for a period of twelve to eighteen months. At June 30, 2009, due to the progress of the pending IPO litigation matter (see Note 4), the period of accrual was reduced to nine months.

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

Significant Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS 165 which established general standards for accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position or liquidity.

4. Commitments and Contingencies

IPO Litigation

On November 9, 2001, Arthur Mendoza filed a securities class action lawsuit in the United States District Court for the Southern District of New York alleging claims against the Company, certain of its current and former officers and directors, and the underwriters of the Company’s initial public offering of stock as well as the Company’s secondary offering of stock. The complaint is purportedly brought on behalf of a class of individuals who purchased common stock in the Company’s initial public offering and secondary stock offering between January 31 and December 6, 2000. The complaint alleges generally that the prospectuses under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The case has been coordinated for pre-trial purposes with over 300 cases raising the same or similar issues and also currently pending in the Southern District of New York. On April 18, 2002, Michael Szymanowski was appointed lead plaintiff in the action. On April 22, 2002, an amended complaint was filed. On July 1, 2002, the underwriter defendants filed an omnibus motion to dismiss. On July 15, 2002, the Company, collectively with the other issuer defendants, also filed an omnibus motion to dismiss. The lead plaintiff filed an opposition to the underwriters’ motion to dismiss on August 15, 2002 and to the issuers’ motion to dismiss on August 27, 2002. The underwriters’ reply to the opposition was filed on September 13, 2002, and the Company’s reply to the opposition was filed on September 27, 2002. On February 19, 2003, the district court issued an order denying the motions to dismiss with respect to substantially all of the plaintiffs’ claims, including those against us. In February 2005, the district court granted preliminary approval for a proposed settlement and release of claims against the issuer defendants, including Turnstone. In April, June and October 2006, the district court judge met with the issuer defendants and their insurance companies to review the fairness of the proposed settlement. In December 2006, as a result of an appeal by the underwriter defendants, the second circuit court of appeals issued a decision to decertify the class action. In July 2007, the settlement approval process was officially terminated by the district court. In February 2009, the parties reached another proposed global settlement of the litigation and so advised the district court. Under the settlement, which remains subject to final court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as its officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. In June 2009, the district court issued an order granting preliminary approval of the proposed settlement. The final court approval hearing has been tentatively scheduled for September 2009. If no settlement is reached or approved by the district court, the plaintiffs may litigate against each of the defendant issuers, including the Company, one by one, beginning with the six focus cases selected by the district court, which does not include the case against the Company. The Company has determined that it is in the best interest of stockholders for the Company to make a final distribution after the final resolution of the IPO litigation matter. Plaintiffs in this class action lawsuit have claimed damages in the hundreds of millions of dollars. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at June 30, 2009.

In addition, on October 3, 2007, Vanessa Simmonds filed a complaint for recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 against The Goldman Sachs Group, Inc. and Bank of America Corporation related to the Company’s initial public offering of stock, in the United States District Court, Western District of Washington. The Company is named as a nominal defendant in the action. The complaint alleges that Goldman Sachs and Bank of America illegally profited from transactions related to the allocation and sale of shares offered in the Company’s initial public offering and seeks disgorgement of such profits from them. The Company does not estimate that there will be future costs associated with this case and has not included costs associated with this case in estimated litigation settlement costs at June 30, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis or Plan of Operation (MD&A) are forward looking statements within the meaning of the safe harbor created by the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward looking statements. Statements reflecting our expectations, beliefs, intentions and strategies regarding our liquidation and dissolution, including, without limitation, statements regarding the execution, timing and expenses associated with our complete plan of liquidation and dissolution, disposition of our existing assets, the resolution of outstanding creditor claims and the ongoing litigation against us, and liquidating distributions, if any, to our stockholders, constitute forward-looking statements within the meaning of the PSLRA. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements contained herein. Such risks and uncertainties are set forth below under the sections entitled “Overview” and “Risk Factors,” on pages 8 to 9, and 10 to 12 of this document, respectively. The following discussion should be read in conjunction with the Condensed Financial Statements and notes thereto included elsewhere in this report.

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

As of June 30, 2009, we had one outstanding litigation matter remaining related to our initial public offering of common stock in 2000. In 2005 the district court had approved a preliminary settlement of the matter that we believe would not have required any cash contribution from us, and therefore would have allowed us to make a final liquidating distribution at the end of 2006. However, in December 2006 and prior to the proposed settlement being finalized, a federal appeals court decertified the IPO class action at the request of the defendant underwriters, which resulted in the proposed settlement being stayed until the plaintiff’s appeal of such decision is completed. In July 2007, the settlement approval process was officially terminated by the district court. In February 2009, the parties reached another proposed global settlement of the litigation and so advised the district court. Under the settlement, which remains subject to final court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as our officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. In June 2009, the district court issued an order granting preliminary approval of the proposed settlement. The final court approval hearing has been tentatively scheduled for September 2009. If no settlement is reached or approved by the district court, the plaintiffs may litigate against each of the defendant issuers, including us, one by one, beginning with the six focus cases selected by the district court, which does not include the case against us. We have determined that it is in the best interest of stockholders for us to make a final distribution after the final resolution of the IPO litigation matter.

Based on our projections of operating expenses and liquidation costs as of June 30, 2009, we estimate that the amount of future liquidating distributions will be approximately $0.014 per common share. The actual amount available for distribution, if any, could be substantially less if we cannot successfully or timely resolve the IPO litigation matter, discover additional liabilities or claims or incur unexpected or greater than expected expenses.

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

Estimated Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including consulting fees, fees of professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated at $70,000 at June 30, 2009. Our estimates are based on assumptions regarding our ability to resolve the IPO litigation matter, settle outstanding obligations to creditors, and the timing of distributions to stockholders. At June 30, 2009, estimated costs to be incurred during liquidation is based on estimated costs for a period of nine months. If there are delays, or we are not successful, in achieving these objectives, actual costs incurred during liquidation may increase, reducing net assets available in liquidation. During the six months ended June 30, 2009, the company increased the fair value of estimated costs to be incurred in liquidation by $9,000. The increase in fair value of estimated costs to be incurred in liquidation is primarily attributable to estimated decreases in yields on cash and cash equivalents during the liquidation.

Significant Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 which established general standards for accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, net assets in liquidation totaled $904,000, consisting of $974,000 in cash and cash equivalents, partially offset by $70,000 of estimated costs to be incurred during liquidation. We expect to use our capital resources to execute our complete plan of liquidation and dissolution, settle existing claims against the company, including existing litigation and other current liabilities and accrued expenses, and to make liquidating distributions to stockholders. Capital resources available for liquidating distributions to stockholders may vary if we incur greater than estimated operating expenses associated with executing the plan of complete liquidation and dissolution, actual settlement costs for the IPO litigation matter and any other existing claims against the company vary from estimates, or if there are existing, but unknown claims made against us in the future. At June 30, 2009, our cash and cash equivalents were held primarily in money market funds. We expect to continue to hold our cash and cash equivalents primarily in money market funds while we execute the plan of dissolution.

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

Date: August 11, 2009

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